Form 10-Q
period 2025-06-30
Picard Medical, Inc.
filed 2025-09-12
CIK 2030617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number 001-42801

PICARD MEDICAL, INC.

(Exact name of registrant as specified in its charter)

Delaware	86-3212894
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

1992 E Silverlake
Tucson AZ, 85713

(Address of principal executive offices and zip code)

(520) 545-1234

(Registrant’s telephone number, including area code)

N/A

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbols	Name of Each Exchange on Which Registered
Common stock, par value $0.0001 per share	PMI	NYSE American LLC

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐   No ☒

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (Section 232.405 of this chapter) during the preceding 12 months (or such shorter period that the registrant was required to submit such files). Yes ☒   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of September 11, 2025, there were 73,701,176 shares of common stock, par value $0.0001 issued and outstanding.

PICARD MEDICAL, INC.

TABLE OF CONTENTS

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2025 and 2024	2
	Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Deficit for the three and six months ended June 31, 2025 and 2024	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 31, 2025 and 2024	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	38
Item 4.	Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40
Item 1A.	Risk Factors	40
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	40
Item 3.	Defaults Upon Senior Securities	40
Item 4.	Mine Safety Disclosures	40
Item 5.	Other Information	40
Item 6.	Exhibits	41

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q (the “Form 10-Q”) includes statements that are, or may be deemed to be, “forward-looking statements” within the meaning of the U.S. federal securities laws, are statements of future expectations and other forward-looking statements. Forward-looking statements can be identified by the use of forward-looking terminology such as “aim,” “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “forecast,” “future,” “guidance,” “intend,” “may,” “opportunity,” “plan,” “potential,” “predict,” “projected,” “should,” “strategy,” “suggests,” “targets,” “will,” “will be” or “would” or similar expressions or the negatives thereof, or other variations thereof, or comparable terminology, or by discussions of strategy, plans or intentions. These forward-looking statements include all matters that are not historical facts. They appear in a number of places throughout this Form 10-Q and include statements regarding the intentions, beliefs or current expectations of our management teams concerning, among other things, their respective results of operations, financial condition, liquidity, prospects, growth, strategies, and the industry in which they operate.

You are cautioned that forward-looking statements are not guarantees of future performance and that our actual results of operations, financial condition and liquidity, and the development of the industry in which we operate, may differ materially from those made in or suggested by the forward-looking statements contained in this Form 10-Q. In addition, even if our results of operations, financial condition and liquidity, and the development of the industry in which we operate are consistent with the forward-looking statements contained in this Form 10-Q, those results or developments may not be indicative of results or developments in subsequent periods.

By their nature, forward-looking statements involve known and unknown risks, uncertainties and other factors because they relate to events and depend on circumstances that may or may not occur in the future. Forward-looking statements are not guarantees of future performance and our actual financial condition, results of operations and cash flows. The development of the industry in which we operate may differ materially from (and be more negative than) those made in, or suggested by, the forward-looking statements contained in this Form 10-Q.

These statements are based on management’s current views and assumptions and involve known and unknown risks and uncertainties that could cause actual results, performance, or events to differ materially from those anticipated by such statements. You should not place undue reliance on these forward-looking statements in deciding whether to invest in our securities. As a result of a number of known and unknown risks and uncertainties, our actual results or performance may be materially different from those expressed or implied by these forward-looking statements. Factors that could cause such differences in actual results include:

●	changes in applicable laws or regulations;

●	any regulatory approvals are not obtained, are delayed or are subject to unanticipated conditions;

●	the impact of the pandemics or other national or international health-related events;

●	a financial or liquidity crisis;

●	the effects of inflation and changes in interest rates;

●	a financial or liquidity crisis; geopolitical factors, including, but not limited to, the Russian invasion of Ukraine and the Israel-Hamas conflict;

●	the risk of global and regional economic downturns;

●	the projected financial information, anticipated growth rate, and our market opportunity;

ii

●	foreign currency, interest rate, and exchange rate fluctuations;

●	retention or recruitment of executive and senior management and other key employees;

●	our ability to maintain an effective system of internal controls over financial reporting;

●	our ability to manage our growth effectively;

●	our ability to achieve and maintain profitability in the future;

●	our ability to access sources of capital to finance operations and growth;

●	our success of strategic relationships with third parties;

●	dependence on acquisitions for growth in our business;

●	our ability to develop new products and solutions, bring them to market in a timely manner, and make enhancements to our platform;

●	the performance of our business;

●	the development, effects and enforcement of laws and regulations;

●	inherent risks related to acquisitions and our ability to manage our growth and changing business;

●	our need for significant financial resources (including, but not limited to, for growth in our business);

●	the need for financing in order to maintain future profitability;

●	the lack of any assurance or guarantee that we can raise capital or meet our funding needs;

●	our limited operating history; and

●	any other risk included under “Risk Factors” in our Registration Statement on Form S-1, as amended (Registration No. 333-286295), filed with the SEC on August 6, 2025.

We undertake no obligations to update publicly or release any revisions to these forward-looking statements to reflect events or circumstances after the date of this Form 10-Q or to reflect the occurrence of unanticipated events, other than as required by law.

The forward-looking statements are based on plans, estimates and projections as they are currently available to our management, and neither undertakes any obligation, and neither expects, to publicly update or revise any forward-looking statement, whether as a result of new information, future events or otherwise. All subsequent written and oral forward-looking statements attributable to us or to persons acting on our behalf are expressly qualified in their entirety by the cautionary statements referred to above and contained elsewhere in this Form 10-Q.

iii

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS.

PICARD MEDICAL, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$410	$96
Accounts receivable	1,300	513
Inventory, net	6,996	8,115
Due from related parties	112	112
Prepaid expenses and other current assets	825	955
Total current assets	9,643	9,791

Property and equipment, net	188	227
Finance lease right-of-use assets, net	154	177
Operating lease right-of-use assets, net	550	700
Intangible assets, net	553	596
Goodwill	615	615
Total assets	$11,703	$12,106

Liabilities, Temporary Equity, and Stockholders’ Deficit
Current liabilities:
Accounts payable	$6,370	$5,293
Current portion of finance lease liability	63	63
Current portion of operating lease liability	366	371
Loans from related parties	6,810	5,148
Convertible notes payable, net	14,752	14,828
Derivative liability	13,711	6,759
Accrued interest	1,371	761
Other accrued liabilities	2,193	2,102
Total current liabilities	45,636	35,325

Finance lease liability, net of current portion	61	96
Operating lease liability, net of current portion	234	421
Total liabilities	45,931	35,842

Commitments and contingencies (Note 7)

Temporary equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; 18,406,857 Series A-1 issued and outstanding as of June 30, 2025 and December 31, 2024; liquidation value $26,981 and $25,405 as of June 30, 2025 and December 31, 2024, respectively	20,265	20,265

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized; 10,334,363 and 9,286,235 shares issued as of June 30, 2025 and December 31, 2024, respectively of which 8,991,713 and 7,943,585 are outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Additional paid-in capital	7,370	5,561
Accumulated other comprehensive income	262	278
Accumulated deficit	(62,126)	(49,841)
Stockholders’ deficit	(54,493)	(44,001)
Total liabilities, temporary equity, and stockholders’ deficit	$11,703	$12,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the Three Months ended June 30,		For the Six Months ended June 30,
	2025	2024	2025	2024
Revenues, net:
Products	$2,131	$694	$2,744	$2,617
Rentals	-	-	-	57
Total revenues	2,131	694	2,744	2,674

Cost of revenues:
Products	1,551	717	2,119	1,297
Rentals	707	359	1,110	952
Total cost of revenues	2,258	1,076	3,229	2,249

Gross profit (loss)	(127)	(382)	(485)	425

Operating expenses:
Research and development	743	940	1,551	1,630
Selling, general and administrative	2,651	2,502	4,731	4,491
Total operating expenses	3,394	3,442	6,282	6,121

Operating loss	(3,521)	(3,824)	(6,767)	(5,696)

Other expense:
Interest expense	(2,427)	(172)	(2,982)	(254)
Derivative loss	(776)	(61)	(2,505)	(61)
Loss before income taxes	(6,724)	(4,057)	(12,254)	(6,011)

Provision for income taxes	-	-	(31)	-

Net loss	(6,724)	(4,057)	(12,285)	(6,011)

Undeclared Series A-1 preferred dividends	(796)	(664)	(1,576)	(1,328)

Net loss attributable to common stockholders	$(7,520)	$(4,721)	$(13,861)	$(7,339)

Net loss per share—basic and diluted	$(0.85)	$(0.59)	$(1.65)	$(0.92)

Weighted average common shares outstanding—basic and diluted	8,822,746	7,943,585	8,383,135	7,943,585

Comprehensive Loss:
Net loss	$(6,724)	$(4,057)	$(12,285)	$(6,011)
Foreign currency translation adjustments, net of tax	(15)	(6)	(16)	(33)
Comprehensive loss	$(6,739)	$(4,063)	$(12,301)	$(6,044)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
AND STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

	Series A-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances as of December 31, 2024	18,406,857	$20,265	9,286,235	$1	$5,561	$(49,841)	$278	$(44,001)

Common Stock issuance	-	-	352,852	-	500	-	-	500

Stock-based compensation	-	-	-	-	141	-	-	141

Net loss	-	-	-	-	-	(5,561)	-	(5,561)

Translation adjustment	-	-	-	-	-	-	(1)	(1)

Balances as of March 31, 2025	18,406,857	$20,265	9,639,087	$1	$6,202	$(55,402)	$277	$(48,922)

Common Stock issuance	-	-	695,276	-	985	-	-	985

Stock-based compensation	-	-	-	-	183	-	-	183

Net loss	-	-	-	-	-	(6,724)	-	(6,724)

Translation adjustment	-	-	-	-	-	-	(15)	(15)

Balances as of June 30, 2025	18,406,857	$20,265	10,334,363	$1	$7,370	$(62,126)	$262	$(54,493)

	Series A-1 Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Accumulated Other Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances as of December 31, 2023	18,406,857	$20,265	7,943,585	$1	$4,675	$(28,786)	$293	$(23,817)

Stock-based compensation	-	-	-	-	31	-	-	31

Net loss	-	-	-	-	-	(1,954)	-	(1,954)

Translation adjustment	-	-	-	-	-	-	(27)	(27)

Balances as of March 31, 2024	18,406,857	$20,265	7,943,585	$1	$4,706	$(30,740)	$266	$(25,767)

Stock-based compensation	-	-	-	-	194	-	-	194

Net loss	-	-	-	-	-	(4,057)	-	(4,057)

Translation adjustment	-	-	-	-	-	-	(5)	(5)

Balances as of June 30, 2024	18,406,857	$20,265	7,943,585	$1	$4,900	$(34,797)	$261	$(29,635)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the Six Months ended June 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(12,285)	$(6,011)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	82	142
Amortization of right of use asset	173	153
Amortization of discount on debt issued	2,371	63
Derivative loss	2,505	61
Provision for excess and obsolete inventory	464	-
Stock-based compensation	324	225
Changes in operating assets and liabilities:
Accounts receivable	(787)	(55)
Inventory	655	(948)
Income tax provision	-	(13)
Prepaid expenses and other assets	130	(333)
Accounts payable	1,077	867
Accrued expenses and other liabilities	701	(120)
Operating lease obligation	(192)	(145)
Net cash used in operating activities	(4,782)	(6,114)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from loans from related parties	1,752	4,450
Repayments of loans from related parties	(90)	(1,150)
Issuance of convertible notes	2,000	2,700
Proceeds from issuance of Common Stock	1,485	-
Repayment of finance lease obligations	(35)	(20)
Net cash provided by financing activities	5,112	5,980

Effect of exchange rate changes on cash and cash equivalents	(16)	(32)

Net increase (decrease) in cash and cash equivalents	314	(166)
Cash and cash equivalents at beginning of the period	96	244
Cash and cash equivalents at end of the period	$410	$78

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17	$-
Cash paid for interest	$-	$1

Non-cash financing activities:
Derivative liability recognized on issuance of convertible notes	$4,447	$189
Property and equipment acquired under finance leases	$-	$203

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT’S PLAN

Description of Business

Picard Systems, Inc. was originally incorporated in the state of Delaware on April 8, 2021, for the purpose of investing in and acquiring medical device companies, including SynCardia Systems, LLC (“SynCardia”) and its fully consolidated subsidiary SynCardia Systems Europe, GmbH (“SynCardia GmbH”). On September 27, 2021, Picard Systems, Inc. acquired all of the authorized and outstanding membership units of SynCardia and it changed its name to Picard Medical, Inc. (“PMI”, or collectively, the “Company”).

The Company is engaged in the business of designing, manufacturing, production, supply, marketing, and sale of medical device products, including the SynCardia total artificial heart for patients (“SynCardia TAH”). The SynCardia TAH is an implantable system designed to assume the full function of a failed human heart in patients suffering from advanced heart failure. SynCardia has one operating subsidiary, SynCardia GmbH, which was formed to facilitate the sale and distribution of SynCardia’s products throughout Europe.

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2024, condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2025, and its results of operations, changes in temporary equity and stockholders’ deficit and cash flows for the six months ended June 30, 2025 and 2024. The results of operations for the six months ended June 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period.

The consolidated financial statements include the financial statements of PMI and its subsidiaries. All intercompany transactions and account balances between PMI and its subsidiaries have been eliminated in consolidation.

On July 3, 2025, the Company completed a 1 for 2.2 forward stock split of the Company’s common stock and on July 11, 2025, the Company completed a 1.0221 for 1 reverse stock split of the Company’s common stock, resulting in an overall forward stock split of 1 for 2.1524. All share and per share amounts in the financial statements have been retrospectively adjusted for all periods presented to reflect the stock split. The Company’s authorized common stock has also been increased from 45,000,000 to 150,000,000 as a result of the stock split.

Going Concern, Liquidity and Management’s Plans

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for at least twelve months from the date of this report, and the near term thereafter. The Company has incurred operating losses and negative cash flows from operations for the six months ended June 30, 2025, and SynCardia has a history of operating losses dating back to its inception. The Company expects that operating losses and negative cash flows from operations will continue into the foreseeable future, and the Company will need to raise additional debt and/or equity financing to fund operations until it generates positive cash flows from operations.

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT’S PLAN (cont.)

To date, the Company’s available liquidity and operations have been financed primarily through the issuance of common stock, preferred stock, and debt. For the year ended December 31, 2024, the Company raised $11.8 million, net of repayments from the issuance of debt. For the six months ended June 30, 2025, the Company raised $3.7 million, net of repayments, from the issuance of debt and $1.5 million from the issuance of common stock. In order to proceed with the Company’s business plan, the Company will need to raise additional funds through the issuance of additional debt, equity, or other commercial arrangements, which may not be available to the Company when needed or on terms that the Company deems to be favorable. To the extent the Company raises additional capital through the sale of equity, the ownership interest of its current shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If the Company is unable to obtain sufficient financial resources, its business, financial condition, and results of operations may be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate parts of its strategic business plan or future commercialization efforts. There can be no assurance the Company will be able to obtain financing on acceptable terms. Therefore, based on the Company’s current financial condition and expected future cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date of these financial statements issued. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if the Company is unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. These estimates are based on information available through the date of the issuance of the financial statements and actual results and outcomes could differ from these estimates and assumptions. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	Provisions for income taxes and related valuation allowances and tax uncertainties;

●	Recoverability of long-lived assets and their related estimated useful lives;

●	Accruals for estimated liabilities;

●	Valuation of inventory;

●	Valuation of leased assets;

●	Valuation of stock-based compensation;

●	Valuation of embedded derivative liability; and

●	Valuation of common and preferred stock.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Germany and Australia is their respective local currency. Assets and liabilities are translated into U.S. dollars, the reporting currency, at the exchange rate on the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average rates of exchange prevailing during each reporting period. Foreign currency translation adjustments resulting from this process are reported as an element of other comprehensive income (loss), net of income taxes, on the consolidated statements of operations and comprehensive loss. Transactions executed in different currencies are translated at spot rates and resulting foreign exchange transaction gains and losses are charged to income.

Cash and Cash Equivalents

The Company considers all highly liquid debt investments with a remaining maturity of 90 days or less when purchased to be cash and cash equivalents. The Company places its cash in commercial banks. Accounts in the United States are secured by the Federal Deposit Insurance Corporation (“FDIC”) up to $250,000. From time to time, the Company’s total deposits at commercial banks exceed the balances insured. The Company has not experienced any losses in these accounts and believes it is not exposed to any significant credit risk in this area.

Financial Instruments and Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable.

Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable, derivative liabilities and accrued liabilities.

Fair Value Measurements

Assets and liabilities recorded at fair value on a recurring basis in the consolidated balance sheets are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity.

The three-level hierarchy for the inputs to valuation techniques is briefly summarized as follows:

Level 1 — Inputs are unadjusted, quoted prices in active markets for identical assets or liabilities at the measurement date;

Level 2 — Inputs are observable, unadjusted quoted prices in active markets for similar assets or liabilities, unadjusted quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the related assets or liabilities; and

Level 3 — Unobservable inputs that are significant to the measurement of the fair value of the assets or liabilities that are supported by little or no market data.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Embedded Derivatives

The Company reviews the terms of debt and equity financing transactions to identify whether there are any embedded derivatives that require separation from the related host financial instrument. Any such derivatives are presented at fair value in the consolidated balance sheets, with changes in fair value recorded in other income and (expense) in the consolidated statements of operations and comprehensive loss. The Company separates an embedded provision in a debt or equity contract in which (i) the economic characteristics and risks of the embedded provision are not clearly and closely related to the economic characteristics and risks of the host instrument, (ii) the host instrument itself is not carried at fair value in the consolidated balance sheets, and (iii) the embedded provision would meet the definition of a derivative financial instrument. The Company has identified embedded derivatives that require bifurcation from its host instrument, namely the Convertible Notes (see also Notes 3 and 8).

Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivable represent amounts considered to be collectible that are owed by its customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. An allowance for credit losses is maintained for estimated losses resulting from the inability of customers to pay. All accounts receivable are reviewed on an account-by-account basis to assess collectability. After exhausting all collection efforts on past due accounts, an account is written off against the allowance for credit losses. Any collections on accounts previously written off are recorded as income in the period of collection. The Company has not recorded an allowance against its receivables based on management’s estimate that the balances recorded in all periods presented are fully collectible.

Inventory, net

Inventory is stated at the lower of cost, determined using the first in, first out basis, or net realizable value. Inventory consists primarily of raw material components used in the manufacturing of SynCardia TAHs and related equipment as well as work-in-process inventory related primarily to SynCardia TAHs. Finished goods consist primarily of SynCardia TAHs and related equipment located at medical centers trained and certified in the implantation of the SynCardia TAH and appropriate patient aftercare (“Centers”). Work-in-process and finished goods include the cost of all direct material, labor, and overhead costs. Inventory write-downs are recorded based on excess and obsolete exposures, determined primarily by future demand forecasts. These write-downs are measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. In addition, a liability is recorded for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities that exceed forecasts of future demand. As of June 30, 2025, the Company had no unconditional and noncancelable purchase commitments.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Improvements, renewals, and extraordinary repairs that materially extend the useful life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation begins at the time the asset is placed in service. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the balance sheet and the resulting gain or loss is reflected in operating expenses in the period realized.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The useful lives of the property and equipment are as follows:

TAH-Driver equipment	3 - 5 years
Laboratory equipment	2 - 10 years
Office and computer equipment	5 years
Leasehold improvements	Shorter of remaining lease term or estimated useful life

Intangible Assets, net

Intangible assets comprise developed technology and trade name. Intangible assets are carried at cost less accumulated amortization. Amortization is computed using the straight-line method over useful lives of twelve years for developed technology and five years for trade name.

Goodwill

Goodwill is subject to an annual impairment test, or earlier if indicators of potential impairment exist. The annual impairment test is performed as of December 31 of each year. The Company has the option to perform a qualitative assessment by examining relevant events and circumstances which could have a negative impact on goodwill, including macroeconomic conditions, industry and market conditions, cost factors, overall financial performance, and other relevant events specific to the Company. If, after assessing the totality of events or circumstances described above, the Company determines that it is more likely than not that a reporting unit’s fair value is less than its carrying value, the Company will perform a quantitative impairment test. Upon performing the quantitative impairment test, if the fair value of the reporting unit is less than its carrying amount, goodwill is impaired and the excess of the reporting unit’s carrying value over the fair value is recognized as an impairment loss; however, the loss recognized would not exceed the total amount of goodwill allocated to that reporting unit. For the purpose of completing its impairment test, the Company performs either a qualitative or a quantitative analysis on a reporting unit basis. All of the goodwill is expected to be deductible for income tax purposes.

Quantitative impairment tests consider both the income approach and the market approach to estimate a reporting unit’s fair value. The income and market valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, residual values, discount rates and comparable multiples from publicly traded companies in the Company’s industry and require it to make certain assumptions and estimates regarding industry economic factors and the future profitability of the business. As of June 30, 2025 and December 31, 2024, the Company has assessed no impairment of goodwill.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, primarily property and equipment, right-of-use lease assets, developed technology and trade name, for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. As of June 30, 2025 and December 31, 2024, the Company has assessed no impairment of its long-lived assets.

Revenue Recognition

The Company generates revenue from the sale of its SynCardia TAH, rental of Freedom drivers, and from training and certification services, which are required before the first time a transplant center may purchase a SynCardia TAH. Revenue includes sales and services to Centers located in the United States as well as Centers domiciled in foreign countries.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The Company recognizes revenue when it transfers control of promised goods or services to its customers, in an amount that reflects the consideration which the Company expects to receive in exchange for those goods or services. To determine revenue recognition, the Company performs the following five steps:

(i)	identification of the promised goods or services in the contract;

(ii)	determination of whether the promised goods or services are performance obligations including whether they are distinct in the context of the contract;

(iii)	measurement of the transaction price, including the constraint on variable consideration;

(iv)	allocation of the transaction price to the performance obligations based on estimated selling prices; and

(v)	recognition of revenue when (or as) the Company satisfies each performance obligation. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer and is the unit of account.

Product Revenues

The Company recognizes revenue when performance obligations identified under the terms of contracts with its customers are satisfied, which generally occurs, for SynCardia TAH kits, upon the transfer of control in accordance with the contractual terms and conditions of the sale. The majority of the Company’s revenue associated with SynCardia TAH kits are recognized at a point in time when the SynCardia TAH kit is shipped to the customer. The Company only offers assurance-type standard warranties that do not represent separate performance obligations. The Company records amounts billed to customers for reimbursement of shipping and handling costs within revenue. Shipping and handling costs associated with outbound freight after control over a SynCardia TAH kit has transferred to a customer are accounted for as fulfillment costs and are included in cost of revenues. Sales taxes and other usage-based taxes are excluded from revenue. The Company gives certain discounts to product distributors based on a contracted amount on the sale of its products. Discounts applied to invoices are not associated with future purchases and solely relate to the product invoiced. As a result, the invoice and transaction price are recorded net of any discounts. The amount of consideration to which the entity will be entitled in exchange for transferring the promised goods or services to a customer is estimated using the expected value method. Product revenue is billed at the point of sale upon shipment and typically collected within 30 days.

Rental Revenues

Rental revenues primarily consist of rental fees charged to customers who rent the Company’s driver. Rental revenue is earned over the period of usage which begins when a patient is discharged from a hospital and is recognized when it becomes likely that we will receive payment. Rental revenue is billed at month end and typically collected within 30 days.

Professional Services Revenues

Professional services revenues primarily consist of training and certification services. The Company’s professional services revenue is recognized when the services are performed. Professional services revenue is billed upon completion of services and typically collected within 30 days.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Contracts with Multiple Performance Obligations

From time to time, the Company has contracts with customers that contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The Company accounts for individual goods and services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the products and/or services, the solution provided and the structure of the sales contract. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis for those performance obligations with stable observable prices. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of the contracts, pricing when certain services are sold on a standalone basis, the products sold, customer demographics, geographic locations, and the volume of services purchased. As of June 30, 2025 and December 31, 2024, there were no unsatisfied performance obligations associated with its customer contracts.

Returns

The Company does not offer rights of return for its products and services in the normal course of business.

Contract Balances

The Company’s contract liabilities, if any, consist of advance payments for systems as well as deferred revenue on service obligations (see Note 5). As of June 30, 2025 and December 31, 2024, there was no amount of deferred revenue recorded on the Company’s consolidated balance sheets, respectively.

Practical Expedients

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses in the consolidated statements of operations and comprehensive loss.

Payment Terms

Payment terms vary by customer but typically provide for the customer to pay within 30 days. Therefore, customer payment terms are for 12 months or less and do not include significant financing components. The Company performs credit evaluations of customers and evaluates the need for allowances for potential credit losses based on historical experience, as well as current and expected general economic conditions.

Cost of revenues

Cost of revenues includes product costs, labor, overhead, inbound freight, and other product-related costs including maintenance costs, excess inventory, and obsolescence charges.

Shipping and Handling Fees and Costs

The Company includes shipping and handling fees billed to customers as part of net sales and shipping and handling costs associated with the outbound freight are included in cost of sales.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Research and Development Costs

Included in research and development costs are wages, stock-based compensation and benefits of employees performing research and development, and other operational costs related to the Company’s research and development activities, including facility-related expenses, allocation of corporate costs, and external costs of outside contractors.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss), and foreign currency translation adjustments, net of tax, which are recorded within other comprehensive income (loss).

Income Taxes

The Company calculates its provision for income tax on the basis of the tax laws enacted at the balance sheet date. The Company uses an asset and liability approach for financial accounting and reporting for income taxes that allows recognition and measurement of deferred tax assets based upon the likelihood of realization of tax benefits in future years. Management makes an assessment of the likelihood that the resulting deferred tax assets will be realized. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is provided for deferred tax assets if it is more likely than not these items will either expire before the Company is able to realize their benefits, or that future deductibility is uncertain. The Company records unrecognized tax benefits, where appropriate, for all uncertain income tax positions. The Company’s policy is to recognize interest and/or penalties related to income tax matters in income tax expense. Due to the Company’s historical operating performance and net losses, the net deferred tax assets have been fully offset by a valuation allowance.

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of common shares outstanding during the period, without consideration of potential common shares.

Diluted net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding plus common share equivalents from conversion of dilutive stock options using the treasury method and Series A-1 Preferred Stock and Convertible Notes using the as-converted method, except when antidilutive. In the event of a net loss, the effects of all potentially dilutive shares are excluded from the diluted net loss per share calculation as their inclusion would be antidilutive.

Stock-Based Compensation

The Company measures the fair value of all stock-based awards, including stock options, on the grant date and records the fair value of these awards to compensation expense over the service period. The Company has elected to account for forfeitures as they occur. The fair value of stock option awards is estimated using the Black-Scholes valuation model, which considers several variables and assumptions in estimating the fair value of stock-based awards. These assumptions include:

●	per share fair value of the underlying common stock;

●	risk-free interest rate;

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

●	expected term;

●	expected stock price volatility over the expected term; and

●	expected annual dividend yield.

The Company calculates the expected term using the simplified method, or the arithmetic average of the original contractual term and the average vesting term, for “plain vanilla” stock option awards. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. The Company’s common stock is not publicly traded; therefore, it uses the weighted average of the historic volatilities of the stock price of similar publicly traded peer companies, with extra weighting attached to those companies most similar in terms of size, financial leverage, and business activity. The Company utilizes a dividend yield of zero, as it has no history or plan of declaring dividends on its common stock.

Leases

The Company records operating leases as right-of-use assets and operating lease liabilities in its consolidated balance sheets for all operating leases with terms exceeding one year. Right-of-use assets represent the right to use an underlying asset for the lease term, including extension options considered reasonably certain to be exercised, and operating lease liabilities represent obligations to make lease payments. Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. To the extent that lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. The expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses in the Company’s consolidated statement of operations. The Company has elected to not separate lease and non-lease components of its operating leases.

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) who is the Company’s chief executive officer, chief financial officer, and chief operating officer, in deciding how to allocate resources and assess the Company’s financial and operational performance. The CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated and aggregated basis. Accordingly, the Company has determined that it operates in one operating and reportable segment.

The Company internally reports the following segment financial information, on a consolidated basis, to its CODM: revenue by product and rentals, cost of revenues by product and rentals, and gross profit. Gross profit is the measure of segment profitability used by the CODM to assess performance and allocate resources and is presented on the consolidated statements of operations and comprehensive loss. The CODM also reviews the disaggregation of revenue by geography that is presented in Note 5. There are no segment operating expenses that require disclosure other than the expense categories presented on the consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Reclassification

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income taxes (Topic 740), Improvement to income tax disclosures, which enhances the disclosures required for income taxes in the Company’s annual financial statements. This standard is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The Company has adopted this pronouncement on January 1, 2025, with no material impact on the Company’s financial statements.

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which applies to all public business entities This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company expects to adopt this standard for the period beginning after December 15, 2026.

The Company has reviewed all newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations, or no material effect is expected on its consolidated financial statements as a result of future adoption.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis and the fair value hierarchy of the valuation as of June 30, 2025 and 2024.

	Fair Value Measurements at June 30, 2025 (in thousands)
Category Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liability	$13,711	$-	$-	$13,711
Total	$13,711	$-	$-	$13,711

	Fair Value Measurements at June 30, 2024 (in thousands)
Category Class	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative Liability	$250	$-	$-	$250
Total	$250	$-	$-	$250

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (cont.)

The derivative liabilities relate to the embedded redemption features in connection with the convertible promissory notes. The fair value of the embedded redemption features at issuance of the convertible promissory notes and each reporting period was estimated based on significant inputs not observable in the market, which represent Level 3 measurements within the fair value hierarchy. The Company used a scenario-based model (“SBM”) and a discounted cash flow method to incorporate estimates and assumptions concerning its prospects and market indications into a model to estimate the value of the derivative liability. An SBM considers a range of various potential scenario outcomes assumed to occur with associated probabilities. Cash flow outcomes are then discounted to present value to estimate fair value. The most significant estimates and assumptions used as inputs in the SBM valuation technique impacting the fair value of the embedded redemption features are the timing and probability of a successful financing or initial public offering (“IPO”), maturity, qualified financing or change of control scenario outcomes. The calculated payments due to the holders of the convertible promissory notes were calculated with and without the embedded redemption feature and discounted to present value. The discounted cash flows were calculated using a discount rate at the issuance dates and at the reporting date, based on an assessment of the Company’s credit position and market yields of companies with similar credit risk at the date of each valuation.

The significant unobservable inputs that are included in the valuation of the derivative liabilities at issuance and as of June 30, 2025 are as follows:

Input Range
Significant Unobservable Inputs:
Discount rate	18.7%-25.0%
Expected term (in years)	0.1-0.6
Probability scenarios:
Successful financing/IPO	27.6%-98%
Maturity	0%-5%
Qualified Financing	0%-3.4%
Change of Control	0%-3.4%

The following table provides a rollforward of the aggregate fair values of the derivative liabilities for the six months ended June 30, 2025 (in thousands):

Embedded Derivative
Balance as of December 31, 2024	$6,759
Initial fair value of derivative liabilities at issuance	4,447
Change in fair value	2,505
Balance as of June 30, 2025	$13,711

The Company has certain non-financial assets, primarily intangible assets, and goodwill, which are measured at fair value on a nonrecurring basis and are adjusted to fair value only to the extent that an impairment charge is recognized. The Company estimates the fair value of these assets using primarily unobservable inputs; therefore, these are considered Level 3 fair value measurements.

4.	CERTAIN BALANCE SHEET COMPONENTS

(a)	Inventory, Net

Inventory, net of provisions for potentially excess, obsolete, or impaired goods, consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Raw materials	$6,896	$6,319
Work in process	2,290	2,764
Finished goods	685	1,443
	$9,871	$10,526

Allowance for excess and obsolete inventory	(2,875)	(2,411)
Inventory, net	$6,996	$8,115

(b)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2025	December 31, 2024
Equipment	$643	$643
Furniture and fixtures	6	6
Leasehold improvements	101	101
Total cost	750	750

Less: accumulated depreciation	(562)	(523)
Property and equipment, net	$188	$227

Depreciation expense was $39,000, of which $9,000 was included in cost of goods sold, and $98,000, of which $17,000 was included in cost of goods sold, for the six months ended June 30, 2025, and 2024, respectively.

(c)	Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	As of June 30, 2025
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed Technology	$760	$(238)	$522
Trade Name	120	(89)	31
Total	$880	$(327)	$553

	As of December 31, 2024
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Value
Developed Technology	$760	$(206)	$554
Trade Name	120	(78)	42
Total	$880	$(284)	$596

4.	CERTAIN BALANCE SHEET COMPONENTS (cont.)

Amortization expense for the six months ended June 30, 2025 and 2024 was $43,000, of which $32,000 was included in cost of goods sold for each period.

As of June 30, 2025, developed technology and trade name had remaining lives of 8.25 and 1.25 years, respectively. The estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

June 30, 2025
2025 (six months remaining)	$44
2026	82
2027	64
2028	63
2029	63
Thereafter	237
Total	$553

(d)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Accrued compensation	$990	$941
Accrued clinical and manufacturing expenses	648	617
Accrued professional and consulting services	50	51
Other liabilities, current portion	505	493
Total other accrued liabilities, current portion	2,193	2,102
Other liabilities, noncurrent portion	-	-
Total current and noncurrent other accrued liabilities	$2,193	$2,102

Accrued compensation includes sales commissions, payroll, employee paid time off and employee and executive officer bonuses. Accrued clinical and manufacturing expenses represent royalties payable under a ten-year worldwide licensing agreement related to intellectual property covering the design and production of valves used in the SynCardia TAH and service costs on drivers returned, mostly from customers outside the U.S. The sums due to the vendor are secured by the license agreement, which is expired. Accrued professional and consulting services represent payables related to legal, accounting, and valuation services provided in preparation of the Company’s potential acquisition or its initial public offering. At the end of 2023, the Company’s management made the decision to terminate its sales and distribution agreement with State of the Art Medical Products, Inc. In connection with the termination of the agreement, the Company agreed to pay a termination penalty of $505,085, payable at $21,045 per month over a period of 24 months and a refund of $415,000 for returned inventory payable on May 1, 2025. Any payments not paid on the due dates are subject to a monthly interest of 1%. As of June 30, 2025, and December 31, 2024, the termination penalty of $505,000 has been included in other accrued liabilities. As of June 30, 2025 and December 31, 2024, $45,000 and $16,000 of interest for the termination penalty has been included in accounts payable. As of June 30, 2025, the returned inventory of $415,000 is included in accounts payable.

5.	REVENUE

Disaggregation of Revenue

The Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors are most appropriately depicted by (i) geographic region, based on the shipping location of the customer, and (ii) type of product or service provided.

Total revenue based on the disaggregation criteria described above is as follows (dollars in thousands):

	Six Months Ended June 30,
	2025		2024
	Revenue	% of revenue	Revenue	% of revenue
Revenue by geographic area
United States	$2,383	87%	$2,063	77%
Europe	361	13%	476	18%
Rest of the world	-	0%	135	5%
Total	$2,744	100%	$2,674	100%

Revenue by type
Products	$2,744	100%	$2,617	98%
Rentals	-	0%	57	2%
Total	$2,744	100%	$2,674	100%

Revenue from products includes related services, which represented less than 10% of product revenue for both periods. In the six months ended June 30, 2025, sales included $316,000 or 12% of total revenue to Serbia and $2.4 million or 87% of total revenue to the United States. In the six months ended June 30, 2024, sales included $135,000 or 5% of total revenue to Canada. Customer concentrations are recorded in Note 6.

Contract assets. There were no contract assets, representing unbilled receivables where revenue has been recognized in advance of customer billings, as of June 30, 2025 and December 31, 2024.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of June 30, 2025 and December 31, 2024, there was no RPO.

6.	CONCENTRATIONS

Customers accounting for more than 10% of revenue in any of the periods presented are summarized as follows (in thousands, except percentages):

	Six Months Ended June 30,
	2025		2024
Customer A	$1,060	39%	$1,456	54%
Customer C	$546	20%	$-	0%
Customer E	$316	12%	$322	12%
Customer F	$361	13%	$-	0%

As of June 30, 2025, Customer A accounted for $357,000 or 27%, Customer C accounted for $357,000 or 27%, Customer E accounted for $92,000 or 7%, and Customer F accounted for $351,000 or 27% of the accounts receivable balance.

6.	CONCENTRATIONS (cont.)

As of December 31, 2024, Customer B accounted for $249,000 or 48% and Customer D accounted for $173,000 or 34% of the accounts receivable balance.

Concentrations of revenues derived from foreign countries are disclosed in Note 5.

Long-lived assets by geographic areas as of June 30, 2025 and December 31, 2024, are as follows (in thousands):

	June 30, 2025	December 31, 2024
United States	$175	$213
Foreign, principally in Europe	13	14
Property and equipment, net	$188	$227

7.	COMMITMENTS AND CONTINGENCIES

(a)	Leases

The Company has obtained the right of use for office and manufacturing facilities under an operating lease agreement with an initial term exceeding one year and has one operating lease agreement for office equipment with an initial term exceeding one year, and two with initial terms of less than one year. At the end of March 2024, the Company established a new financing lease for office equipment for longer than one year. Right-of-use assets acquired under this finance lease at the time of acquisition were $177 thousand. The weighted average discount rate was 6.27% and the weighted average remaining term of this lease at June 30, 2025 was 1.75 years. In April 2024, the Company established a new financing lease for office equipment for longer than one year. Right-of-use asset acquired under this finance lease at the time of acquisition was $26 thousand. The weighted average discount rate was 10.4% and the weighted average remaining term of this lease on June 30, 2025 was 2.0 years.

Right-of-use assets acquired under finance and operating leases as of June 30, 2025 and December 31, 2024, consist of the following (in thousands):

	June 30, 2025	December 31, 2024
Finance leases:
Office equipment	$154	$177
Finance lease right-of-use assets, net	$154	$177

Operating Leases:
Facilities	$513	$653
Office equipment	37	47
Operating lease right-of-use assets, net	$550	$700

The Company obtained the right of use of real estate located in Tucson, Arizona, in February 2015 under a lease that terminated on December 31, 2022, which was subsequently renewed from February 1, 2022, until January 31, 2027, with no extension option. The first 5.5 months of the renewed term were rent-free, and rent payments escalate annually by 2.5%. As of June 30, 2025 and December 31, 2024, the weighted average discount rate for operating leases with initial terms of more than one year was 12.0% and the weighted average remaining term of these leases was 1.46 and 1.95 years, respectively. On October 14, 2024 the Company established a new twelve (12) month financing lease for equipment. Right-of-use asset acquired under this finance lease at the time of acquisition was $40,000. The lease contains a $1.00 purchase option at the end of the lease term.

7.	COMMITMENTS AND CONTINGENCIES (cont.)

The following table summarizes the Company’s undiscounted cash payment obligations for its operating and finance lease liabilities with initial terms of more than twelve months as of June 30, 2025 (in thousands):

	Operating Leases	Finance Lease
2025 (six months remaining)	$208	$28
2026	412	77
2027	35	27
2028	-	-
Undiscounted total	655	132
Less: imputed interest	(55)	(8)
Present value of future minimum payments	600	124
Current portion of lease liability	(366)	(63)
Lease liability, net of current portion	$234	$61

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Cash paid for amounts included in the measurement of operating lease liabilities totaled $232,000 and $203,000 for the six months ended June 30, 2025 and June 30, 2024, respectively. Operating lease expenses for the six months ended June 30, 2025 and June 30, 2024, are summarized as follows (in thousands):

	Six Months Ended June 30,
	2025	2024
Operating lease cost	$207	$186
Short-term lease cost	8	8
Variable lease cost	39	5
Total operating lease cost	$254	$199

Cash paid under finance leases totaled $40,000 and $17,000 in the six months ended June 30, 2025, and 2024, respectively.

(b)	China Corporation

On July 2, 2023, the Company granted SynCardia Medical (Beijing), Inc. (“SynCardia Beijing”) exclusive distribution rights of its products in mainland China, Hong Kong, Macau, and Taiwan. Contingent on the Company becoming publicly traded on a stock exchange, it would be committed to contribute approximately $2.85 million in exchange for a 60% ownership interest and control of the board of directors of SynCardia Beijing. Should this occur, non-controlling owners would also invest approximately $2.85 million to obtain a 40% ownership interest in SynCardia Beijing and the Company would begin to consolidate its results in its consolidated financial statements.

(c)	Indemnifications

In the ordinary course of business, the Company enters into agreements that may include indemnification provisions. Pursuant to such agreements, the Company may indemnify, hold harmless and defend indemnified parties for losses suffered or incurred by the indemnified party. Some of the provisions will limit losses to those arising from third-party actions. In some cases, the indemnification will continue after the termination of the agreement. The maximum potential amount of future payments the Company could be required to make under these provisions is not determinable. The Company has never incurred material costs to defend lawsuits or settle claims related to these indemnification provisions. The Company currently has directors’ and officers’ insurance.

7.	COMMITMENTS AND CONTINGENCIES (cont.)

(d)	Litigation

From time to time the Company may be involved in claims arising in connection with its business. Based on information currently available, the Company believes that the amount, or range, of reasonably possible losses in connection with any pending actions against it in excess of established reserves, in the aggregate, not to be material to its consolidated financial condition or cash flows. However, losses may be material to the Company’s operating results for any particular future period, depending on the level of income or loss for such period.

8.	CONVERTIBLE NOTES

During the period May through September of 2023, the Company issued unsecured convertible notes (the “2023 Convertible Notes”) for a total of $4.2 million, $300,000 of which is from a limited partner in Hunniwell Picard I, LLC (“Hunniwell”), which, immediately subsequent to our IPO closing, owns a majority of the Company’s outstanding common stock, which accrue simple interest at 6% per annum commencing on the issuance date of each 2023 Convertible Note. Issuance costs were not significant and interest accrued totaled $502,000 and $375,000 as of June 30, 2025 and December 31, 2024, respectively. The maturity date of each 2023 Convertible Note is two years after the issuance date. Each 2023 Convertible Note shall be automatically converted into a number of shares of PMI’s common stock equaling the outstanding balance of the note, being the principal plus accrued interest, divided by 3.2714, on the maturity date or, if sooner, on the day before the Company becomes publicly traded on a stock exchange. The Company determined that the 2023 Convertible Notes did not contain any embedded derivatives requiring bifurcation.

In April and May 2025, the Company amended $3.8 million of the $4.2 million 2023 Convertible Notes to extend the maturity date until August 25, 2025, and change the automatic conversion rate to a conversion price equal to 50% of the lowest price per share paid by purchasers of our securities in the event we consummate an IPO (the “Amended Conversion”). Currently $0.325 million of the 2023 Convertible Notes remain past due.

The Company determined that the Amended Conversion features on the 2023 Convertible Notes met the definition of embedded derivatives that were required to be bifurcated and accounted for as derivative liabilities. The Company recorded the fair value of the derivative liabilities at issuance of $3,097,542 as a debt discount to the 2023 Convertible Notes and is amortized to interest expense over the term of the notes. Amortization expense for the three and six months ended June 30, 2025 amounted to $1,637,688. The Company evaluated the amendment of the $3.8 million 2023 Convertible Notes under the guidance in ASC 470-50, Debt Modifications and Extinguishments, and determined that the amendment was substantive. The original debt and amended debt have the same principal, interest rate and no consideration was received by the debtor in exchange for the amended note, meaning the net carrying amount of the original debt is equal to the reacquisition amount of the amended debt, therefore no gain or loss on the extinguishment accounting was recognized. As such, the embedded conversion feature is accounted for at fair value at the amendment date and changes in the fair value of the Amended Conversion option are charged to earnings.

During April 2024, the Company delivered a Convertible Note Purchase Agreement (“2024 Convertible Note Agreement”) to prospective investors seeking to raise an aggregate amount of up to $15.0 million (“2024 Convertible Note”). The unsecured 2024 Convertible Notes accrue simple interest at 6% per annum commencing on the issuance date of each 2024 Convertible Note. The maturity date of each 2024 Convertible Note is six months after the issuance date, or if sooner, on the date in which the Company consummates an IPO. Each 2024 Convertible Note, together with unpaid accrued interest, shall be automatically converted into the securities issued in the IPO at a conversion price equal to fifty percent (50%) of the lowest price per share paid by the other purchasers of equity securities in the IPO (“conversion price”). Alternatively, in the event the Company consummates an equity, debt, or other financing prior to an IPO, then all principal, together with all unpaid accrued interest under the 2024 Convertible Notes, shall automatically convert, in the event of an equity financing, into the securities issued at a conversion price equal to fifty percent (50%) of the lowest price per share paid by the other purchasers of equity securities prior to such financing, or, in the event of a debt financing prior to an IPO, the terms of these 2024 Convertible Notes shall be amended and restated to match the terms of such debt financing at the lender’s option. The Company has raised total principal of approximately $5.6 million as of June 30, 2025. The Company determined that the conversion features on the 2024 Convertible Notes met the definition of embedded derivatives that were required to be bifurcated and accounted for as derivative liabilities. The Company recorded the fair value of the derivative liabilities at issuance of $1,825,280 as a debt discount to the 2024 Convertible Notes and is amortized to interest expense over the term of the notes. Amortization expense for the three and six months ended June 30, 2025 amounted to $442,136 and $686,293, respectively. In July 2024, $2.7 million of the $4.7 million 2024 convertible notes were modified to reduce the conversion percentage from 80% to 50%. The Company evaluated the modification of the $2.7 million 2024 Convertible Notes under the guidance in ASC 470-50, Debt Modifications and Extinguishments, and determined that the modification was not substantive. Since the embedded conversion feature is accounted for at fair value both before and after modification, changes in the fair value of the conversion option are charged to earnings.

8.	CONVERTIBLE NOTES (cont.)

On November 12, 2024, Richard Fang, former Chief Executive Officer and current director, donated the $7.0 million aggregated convertible note, dated July 2, 2024, and the related accrued interest, to the not for profits organizations, Nexus Science Foundation Inc. (“Nexus”), and Another Dimension Foundation (“Another Dimension”). Under this donation, Nexus and Another Dimension will each receive 50% of the converted value in registered shares. The Nexus and Another Dimension notes are currently past due. The Company is working with the lenders to extend the maturity date of these notes.

In January 2025, the Company initiated an intention to extend the maturity date to August 22, 2025, for $3.7 million of the 2024 Convertible notes and for $7.0 million of the Nexus and Another Dimension Convertible notes. As of June 30, 2025, these loans are still outstanding. Currently $3.7 million of the 2024 Convertible Notes and $3.5 million of the Nexus convertible note are past due. The maturity date of $3.5 million of the Another Dimension convertible note was extended to October 15, 2025.

On January 27, 2025, we borrowed $1.0 million from one investor under the same terms and conditions of the 2024 Convertible Note Purchase Agreement.

On May 5, 2025, we borrowed $1.0 million from one investor under the same terms and conditions of the 2024 Convertible Note Purchase Agreement.

The following table summarizes the balances of the convertible notes (in thousands):

	As of
	June 30, 2025	December 31, 2024
2023 Convertible Notes	$4,160	$4,160
2024 Convertible Notes	12,746	10,746
Less: unamortized debt discount	(2,154)	(78)

Subtotal	$14,752	$14,828

Less: Current portion	(14,752)	(14,828)

Convertible notes, net of current portion	$-	$-

Accrued cumulative interest:	$1,211	$725

9.	TEMPORARY EQUITY AND STOCKHOLDER’S DEFICIT

(a)	Redeemable Convertible Preferred Stock

In September 2021, the Company amended the Articles of Incorporation to allow for the issuance of 30,000,000 shares of Series A-1 Preferred Stock (as defined below). Upon certain change in control events that are outside of the Company’s control, including sale of substantially all of the Company’s assets or the occurrence of a Deemed Liquidation Event (as defined in the Company’s amended and restated Articles of Incorporation), the holders of the shares of Series A-1 Preferred Stock may cause redemption of the shares of the Series A-1 Preferred Stock. Accordingly, these shares are considered contingently redeemable and are classified as temporary equity on the accompanying consolidated balance sheets. The Series A-1 Preferred Stock may be converted at the option of the holder at any time and without the payment of additional consideration by the holder into a number of fully paid and non-assessable shares of common stock based on the terms within the Articles of Incorporation.

9.	TEMPORARY EQUITY AND STOCKHOLDER’S DEFICIT (cont.)

In September 2021, 10,000,000 shares of Series A-1 Preferred Stock were sold for cash proceeds of $1.00 per share, and 2,065,000 shares of Series A-1 Preferred Stock were issued as conversion shares to holders of the then outstanding convertible notes at a price of $1.00 per share. In December 2022, 5,550,000 shares of Series A-1 Preferred Stock were issued for payment in kind of notes payable at a price of $1.00 per share. In December 2022, 791,857 shares of Series A-1 Preferred Stock were issued for a total consideration of $2,650,000. No gain or loss is recognized on the settlement of the $5,550,000 notes as the conversion of the notes and the proceeds received of $2,650,000 were considered capital contributions to reach the $20 million capital raise provided for in the acquisition agreement with Sindex SSI Financing, LLC (“Sindex”).

Following are the rights and privileges related to the Series A-1 redeemable convertible preferred stock (the “Series A-1 Preferred Stock”):

●	Dividend Provision: The holders of the preferred stock in preference to the holders of common stock are entitled to receive, if and when declared by the board of directors, dividends at the rate of 12% of the original issue price, defined as $1.00, per annum. Such dividends are cumulative and compound annually. No dividends have been declared to date. In addition, the holders of the preferred stock are entitled to receive a dividend equal to any dividend paid on common stock, when and if declared by the board, on the basis of the number of common shares into which the preferred stock may be convertible. As of June 30, 2025 and December 31, 2024, undeclared dividends with respect to the outstanding Series A-1 Preferred Stock totaled approximately $8.6 million and $7.0 million, respectively. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A-1 Preferred Stock will be entitled to the original issue price plus accrued dividends before any funds are available to common stockholders.

●	Conversion Rights: All holders of the Company’s preferred stock have a right to convert the outstanding balances of preferred shares at any time following the date of issuance into a number of fully paid common shares, as specified in the Articles of Incorporation. The conversion rate is the original issue price for the relevant shares divided by the conversion price of the relevant shares, subject to anti-dilution adjustments. In the event of a sale of shares in a public offering resulting in gross proceeds of $25 million to the Company, such conversion into common stock would be mandatory. The 18,406,857 shares of Series A-1 Preferred Stock outstanding as of June 30, 2025, would be converted into 39,618,919 shares of common stock.

●	Liquidation Preferences: In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price, plus all declared but unpaid dividends. As of June 30, 2025, the redemption preference on liquidation would be approximately $27.0 million.

●	Voting Rights: Each holder of outstanding shares of Preferred Stock is entitled to the number of votes equal to the number of whole shares of Common Stock into which the shares of Preferred Stock held by such holder are convertible as of the record date for determining stockholders entitled to vote on such matter. Holders of Preferred Stock vote together with the holders of Common Stock on an as-converted-to-Common-Stock-basis and not as a separate class.

(b)	Common Stock

The Company is authorized to issue 150,000,000 shares of common stock, $0.0001 par value per share. The voting, dividend and liquidation rights of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the Series A-1 Preferred Stock. The Company shall not declare or pay a dividend on any share of Preferred Stock without also declaring or paying a dividend on any share of common stock that is equal to the dividend declared and or paid on the share of Preferred Stock divided by the number of shares of common stock into which such share of Preferred Stock is then convertible.

The holders of common stock are entitled to one vote per share at all meetings of stockholders, provided that they may not vote to amend the Certificate of Incorporation relating to the terms of any outstanding series of Preferred Stock if the holders of that series are entitled to vote thereon. The number of authorized shares of common stock may only be changed by the affirmative vote of the holders of a majority of shares outstanding. There are no sinking fund provisions applicable to the common stock.

9.	TEMPORARY EQUITY AND STOCKHOLDER’S DEFICIT (cont.)

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2025	December 31, 2024
Conversion of Convertible Notes	19,463,510	1,386,344
Options issued and outstanding	7,832,282	7,210,742
Available for future grants of equity awards	562,078	1,183,618
Total	27,857,870	9,780,704

(c)	US Unicorn Agreement

On August 19, 2024, the Company entered into an Acceleration Program Participation Agreement (the “Participation Agreement”), a memorandum of understanding (the “MOU”), a Share Issuance Agreement (the “Share Issuance Agreement”) and a side letter (the “Side Letter,” and, together with the Participation Agreement, the MOU and the Share Issuance Agreement, the “Unicorn Agreements”) with the US Unicorn Foundation, Inc. (“Unicorn”) to provide advisory services in relation to the Company’s planned IPO listing (“Listing”). More specifically, Unicorn will make its best effort to raise, $5 million in capital for the pre-IPO financing round, and connect the Company with underwriters that could support the Listing, as well as other Listing related services in exchange for 2% of Company equity due on signing of the Unicorn agreement, followed by an additional 3% of Company equity if a follow-on financing is completed within 12 months of the Listing. The Side Letter also provides that if the Company does not complete an IPO within 12 months from the date of the agreement or if the Company abandons its pursuit of an initial public offering, Unicorn shall promptly return the Unicorn Shares to the Company. On August 25, 2024, the Company issued 1,342,650 shares at a fair value of $0.80 per share to Unicorn in satisfaction of the 2% of Company equity due on signing of the Unicorn agreement. Given the performance qualifications listed above, the Company has concluded that the 1,342,650 shares will vest and will be expensed upon the occurrence of a successful IPO.

(d) Common Stock Issuance

In March 2025, the Company entered into subscription agreements with certain investors for the sale of 352,852 shares of the Company’s common stock at a price of $1.42 per share for total consideration of $500,000.

In April 2025, the Company entered into subscription agreements with certain investors for the sale of 695,277 shares of the Company’s common stock at a price of $1.42 per share for total consideration of $1.0 million.

10.	SHARE BASED COMPENSATION

On September 26, 2021, the Company’s board of directors approved the adoption of the 2021 Equity Incentive Plan (the “2021 Plan”), under which the Company is authorized to issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock awards and performance awards that may be settled in cash, stock, or other property.

The aggregate number of shares of common stock authorized for issuance under the 2021 Plan is 8,394,360 shares, which may be increased through an amendment to the 2021 Plan adopted by the board of directors. The number of shares authorized is subject to standard adjustments in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Awards that expire or are cancelled generally become available for issuance again under the 2021 Plan. Awards have a maximum term of ten years from the grant date and vest over four years, but may vest over varying periods, as specified by the Company’s board of directors for each grant.

10.	SHARE BASED COMPENSATION (cont.)

A summary of stock option transactions for the six months ended June 30, 2025 is as follows:

	Shares Available For Grant	Number of Options Outstanding	Weighted Average Exercise Price
Balance at December 31, 2024	1,094,024	7,300,336	$0.49
Granted	(764,980)	764,980	$2.11
Forfeited	128,309	(128,309)	$0.23
Cancelled	104,725	(104,725)	$0.23
Balance at June 30, 2025	562,078	7,832,282	$0.65

As of June 30, 2025, there were 7,832,282 options outstanding, with a weighted average exercise price of $0.65, a weighted average remaining term of 7.59 years, and an aggregate intrinsic value of $6.5 million. Of these, 4,656,668 were vested, with a weighted average exercise price of $0.41, a weighted average remaining term of 7.0 years and an aggregate intrinsic value of $4.7 million. The options vest over a period of 4 years.

The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of June 30, 2025, which, due to the absence of an active market for the Company’s common stock, is based on an Internal Revenue Code Section 409A valuation of $1.42 per share, which would have been received by the option holders had all their in-the-money options been exercised and sold as of that date. No options have been exercised since the 2021 Plan’s adoption.

On May 30, 2025, the Company granted 764,980 stock options with a post stock split exercise price of $2.11 and a term of 10 years. The options vest over a period of 4 years. The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards to compensation expense over the vesting period. The fair market value of the May 30, 2025 stock-based awards was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock Price	$1.42
Expected dividend yield	0%
Expected stock price volatility	189%
Risk-free interest rate	4.69%
Expected term (years)	6.08

Total stock-based compensation recognized for options was as follows (in thousands):

	Six Months Ended
	June 30, 2025	June 30, 2024
Cost of revenue	$8	$6
Research and development	22	7
Selling, general and administrative	294	212
Total stock-based compensation	$324	$225

As of June 30, 2025, the unrecognized stock-based compensation cost related to outstanding stock options that are expected to vest was $2,182,000 which the Company expects to recognize over an estimated weighted average period of 2.97 years.

11.	INCOME TAXES

The primary differences between the federal statutory income tax rate and the Company’s effective tax rate are due to permanent differences such as meals and entertainment expenses that are non-deductible for tax, state income taxes, the net change in valuation allowance, and other non-taxable items.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities for the six months ended June 30, 2025 and 2024, were net operating loss carryforwards, accruals and reserves, credits, fixed assets, and other items.

At December 31, 2024, a full valuation allowance was provided for the tax benefits that may not be realized and is still in effect at June 30, 2025. Management believes, based on a variety of factors, it is more likely than not that the deferred income tax assets will not be fully realized.

12.	NET LOSS PER SHARE

Basic and diluted net loss per share are shown in the consolidated statements of operations and comprehensive loss.

No adjustment has been made to the net loss for charges related to the 2023 Convertible Notes, 2024 Convertible Notes or Series A-1 Preferred Stock as the effect would be anti-dilutive due to the Company’s net loss. The following outstanding stock options and shares issuable upon conversion of the Convertible Notes and the Series A-1 Preferred Stock were not considered in the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30,
	2025	2024
Common shares issuable upon exercise of common stock options	7,832,282	7,731,690
Common shares issuable upon conversion of Convertible Notes	19,463,510	3,695,514
Shares issuable upon conversion of Series A-1 Preferred Stock	39,618,919	39,618,919
Total common shares excluded from denominator for diluted earnings per share computation	66,914,711	51,046,123

13.	RETIREMENT PLANS

The Company maintains a 401(k) Plan for the benefit of eligible employees in the United States. The 401(k) Plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) Plan on a pre-tax basis, subject to certain limitations. The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the 401(k) Plan. To date, the Company has made no matching contributions to the 401(k) Plan.

14.	RELATED PARTY TRANSACTIONS

Versa Capital Management, LLC (“Versa”) shares common ownership with Sindex, which owned 100% of the outstanding membership interest of SynCardia prior to the acquisition by PMI. To enable Versa to pay transaction costs on behalf of SynCardia in conjunction with PMI’s acquisition, on September 27, 2021, PMI advanced $100,000 to Versa under an unsecured promissory note (the “Versa Note”) which accrues interest at 8% per annum, compounding annually, repayable within 18 months. The balance receivable under the Versa Note, including accrued interest, was $112,000 and $112,000 as of June 30, 2025 and 2024, respectively. This note receivable has not been collected. The Versa Note is included within the caption “Due from related parties” within current assets.

On January 11, 2024, the Company borrowed $1.0 million from Fang Family Fund, LLC, an entity affiliated with one of its executive directors. This loan was consolidated in a convertible note on July 2, 2024 (“FFF Convertible Note”) as described below.

On February 6, 2024, the Company borrowed $450,000 from Fang Family Fund, LLC, an entity affiliated with one of its executive directors, under an interest-free loan which was repaid on February 8, 2024.

On February 21, 2024, the Company borrowed $450,000 from Fang Family Fund, LLC, an entity affiliated with one of its executive directors. This loan was consolidated in a convertible note on July 2, 2024 (“FFF Convertible Note”) as described below.

14.	RELATED PARTY TRANSACTIONS (cont.)

On March 11, 2024, the Company borrowed $500,000 from Fang Family Fund II, LLC, an entity affiliated with one of its executive directors, under an interest-free loan which was repaid on May 17, 2024.

On March 28, 2024, the Company borrowed $500,000 from Fang Family Fund II, LLC, an entity affiliated with one of its executive directors. This loan was consolidated in a convertible note on July 2, 2024 (“FFF Convertible Note”) as described below.

On April 10, 2024, the Company borrowed $500,000 from Fang Family Fund II, LLC, an entity affiliated with one of its executive directors. This loan was consolidated in a convertible note on July 2, 2024 (“FFF Convertible Note”) as described below.

On April 17, 2024, the Company borrowed $200,000 from Fang Family Fund II, LLC, an entity affiliated with one of its executive directors, under an interest-free loan which was repaid on May 17, 2024.

On June 5, 2024, the Company borrowed $500,000 from Fang Family Fund II, LLC, an entity affiliated with one of its executive directors. This loan was consolidated in a convertible note on July 2, 2024 (“FFF Convertible Note”) as described below.

On June 25, 2024, the Company borrowed $350,000 from Fang Family Fund II, LLC, an entity affiliated with one of its executive directors, under an interest-free loan, repayable after six months or, if sooner, on a date within two months of the loan execution date in on which $1,000,000 in external funding is received. On November 18, 2024, $172,450 of this loan has been repaid.

Effective July 2, 2024, all loans outstanding as of June 20, 2024, from Richard Fang, Fang Family Fund, LLC and Fang Family Fund II, LLC, were consolidated into one loan with a total principal amount of approximately $7.0 million. This loan accrues simple interest at the rate of 6% per annum, and is repayable after six months, unless amended. However, in the event of an initial public offering, while the loan remains outstanding, all principal, together with all unpaid accrued interest, would be automatically converted into common stock of the Company at a 50% discount to the lowest price per share paid by the other purchasers of the equity securities in the initial public offering. The Company evaluated the modification of the notes under ASC 470-50, Debt Modifications and Extinguishments, and determined that the notes were extinguished due to the addition of a substantive conversion option. There was no gain or loss from the debt extinguishment. The Company determined that the conversion feature on the convertible note met the definition of an embedded derivative that was required to be bifurcated recorded the fair value of the derivative liability at issuance of approximately $2.0 million as a debt discount to this convertible note and is amortized to interest expense over the term of the notes. Amortization expense for the six months ended June 30, 2025 amounted to $22,000. On November 12, 2024, Richard Fang, former Chief Executive Officer and current director, has donated the $7.0 million aggregated convertible note, dated July 2, 2024, and the related accrued interest, to the unrelated not-for-profit organizations, Nexus Science Foundation Inc. (“Nexus”), and Another Dimension Foundation (“Another Dimension”). Under this donation, Nexus and Another Dimension will each receive 50% of the converted value in registered shares. On August 13, 2025,the Another Dimension note maturity date was extended to October 15, 2025. The Nexus and note is currently past due and the Company is working with the lender to extend the maturity date of this note.

Senior Secured Notes:

On various dates in January and June 2025, the Company borrowed $1.75 million from Fang Family Fund II, LLC, an entity affiliated with one of its executive directors, under a loan agreement which bears 6% interest per annum. The principal and accrued interest of this Note will be due and payable by the Company in cash at any time before or after twelve (12) months from the date of the transfer of funds (the “Maturity Date”) at the Company’s written election or upon written demand by the Holder. Notwithstanding the foregoing sentence, the Company may, with the written consent of Holder, elect to extend the Maturity Date. Under these notes, the Company unconditionally grants, assigns, and pledges to the Holder a continuing security interest in all of the Company’s right, title, and interest in all currently existing and hereafter acquired or arising Collateral to secure prompt repayment of any and all sums due under this note.

The term Collateral in the above loans refers to all assets of the Company, including without limitation all of the Company’s right, title, and interest in assets, whether now owned or hereafter acquired or arising and wherever located.

15.	SUBSEQUENT EVENTS

In connection with the issuance of the consolidated financial statements for the six months ended June 30, 2025, the Company has evaluated subsequent events through the date the consolidated financial statements were issued.

Senior Secured Notes:

On July 1, 2025, the Company amended a $250,000 related party working capital loan, issued on August 20, 2024, and issued a $93,633 loan to Hunniwell for travel expense reimbursements and a $187,190 loan to Daniel Teo, for severance from prior employment, under the same terms as the Senior Secured Notes. Under the Senior Secured Notes, the Company unconditionally grants, assigns, and pledges to the Holder a continuing security interest in all of the Company’s right, title, and interest in all currently existing and hereafter acquired or arising Collateral to secure prompt repayment of any, and all sums due under the Senior Secured Notes. On July 1, 2025, the Company extended the maturity date of the Senior Secured Notes to October 15, 2025.

On July 8, 2025 the Company borrowed $425,000 from Fang Family Fund I, LLC, an entity affiliated with one of its executive directors, under a loan agreement which bears 6% interest per annum. The principal and accrued interest of this Note will be due and payable by the Company in cash on October 15, 2025 (the “Maturity Date”) at the Company’s written election or upon written demand by the Holder. Notwithstanding the foregoing sentence, the Company may, with the written consent of Holder, elect to extend the Maturity Date. Under these notes, the Company unconditionally grants, assigns, and pledges to the Holder a continuing security interest in all of the Company’s right, title, and interest in all currently existing and hereafter acquired or arising Collateral to secure prompt repayment of any and all sums due under this note.

On August 18, 2025 the Company borrowed $450,000 from Fang Family Fund I, LLC, an entity affiliated with one of its executive directors, under a loan agreement which bears 6% interest per annum. The principal and accrued interest of this Note will be due and payable by the Company in cash on October 15, 2025 (the “Maturity Date”) at the Company’s written election or upon written demand by the Holder. Notwithstanding the foregoing sentence, the Company may, with the written consent of Holder, elect to extend the Maturity Date. Under these notes, the Company unconditionally grants, assigns, and pledges to the Holder a continuing security interest in all of the Company’s right, title, and interest in all currently existing and hereafter acquired or arising Collateral to secure prompt repayment of any and all sums due under this note.

Preferred Conversion:

On July 7, 2025, Hunniwell exercised the option to convert all of its Series A-1 Preferred Stock to 39,618,919 shares of common stock. At the time of conversion, no dividends were declared or paid.

U.S. Unicorn Foundation Termination:

On July 21, 2025, the Company sent a notice of termination to Unicorn to terminate Unicorn Agreements. The termination of the Participation Agreement and the MOU will become effective upon consent of Unicorn.

On August 22, 2025, the Company sent Unicorn a notice that pursuant to the terms of the Side Letter, the Return Date had passed, and the Company requested the return of the Unicorn Shares and deemed the Unicorn Shares cancelled, void, and of no further force.

15.	SUBSEQUENT EVENTS (cont.)

Financing Promotion Services and Investor Relations and Promotions:

In August, 2025, the Company entered into two agreements in connection with its IPO. The first agreement, with Hong Kong Miaojun Culture Tech Co., LTD, was for financing promotion services and introduction and promotion to potential capital market investors in exchange for $0.49 million. The second agreement, with Feline Culture (Hong Kong) LTD, was for investor relations support, post-IPO support, capital market outreach and conference attendance support in exchange for $1.4 million. Both contracts extend six months past the September 2, 2025 IPO closing.

Common Stock issuances:

In July 2025, the Company received $0.75 million from three investors for the purchase of 568,182 shares of common stock at a price of $1.32 per share.

2023 Convertible Notes:

In July 2025, the Company amended $0.3 million of the $4.160 million 2023 Convertible Notes to extend the maturity date until August 25, 2025, and change the automatic conversion rate to a conversion price equal to 50% of the lowest price per share paid by purchasers of our securities in the event we consummate an IPO.

Another Dimension Convertible Note:

On August 13, 2025, the Another Dimension note maturity date was extended to October 15, 2025.

Completion of Initial Public Offering (“IPO”)

On September 2, 2025, the Company completed its IPO of 4,250,000 shares of common stock at a price of $4.00 per share for gross proceeds to the Company of $17 million. In connection with the IPO, the 2023 Convertible Notes and 2024 Convertible Notes were automatically converted into 19,634,860 shares of common stock. The estimated offering cost of the IPO included approximately $1.5 million in underwriter commissions and expenses, approximately $1.9 million in investor relations and promotions, and approximately $2.4 million in underwriter and issuer counsel.

On September 9, 2025, the Company completed the closing of the underwriter over allotment for 637,500 shares of common stock at a price of $4.00 per share for gross proceeds to the Company of $2.6 million. The offering costs of this closing were $0.2 million in underwriter commissions and expenses, for net proceeds to the Company of $2.35 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-Q. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and the risk factors set forth under the heading “Risk Factors” in our Registration Statement on Form S-1, as amended (Registration No. 333-286295), filed with the SEC on August 6, 2025.

Overview

We are a holding company that is the sole owner of SynCardia. The business of our company is carried out by SynCardia, and thus most of the information set forth in this Quarterly Report on Form 10-Q relates to the business of SynCardia.

Our long-term mission is to build a portfolio of medical technology companies active in the cardiovascular space. We intend to achieve this goal by acquiring, developing, or by in-licensing of promising technologies or assets with a focus on approved devices, or devices close to being approved. We manufacture and sell an U.S. Food and Drug Administration (“FDA”) approved implantable Total Artificial Heart designed to temporarily replace the full function of a human heart in patients suffering from advanced heart failure. Our product development roadmap is focused on developing, manufacturing, and commercializing successive generations of the SynCardia TAH to further improve clinical outcomes, usability, and patient quality of life.

The SynCardia TAH is the only total artificial heart that is approved and commercially available in the United States as a bridge to heart transplant, and it is also available in a number of other countries around the world under special exemptions or compassionate use. The system is comprised of an implant which is surgically placed inside the human body, and which is powered by an external driver. The SynCardia TAH replaces the functionality of both the left and right ventricles of the heart as well as all four heart valves. Almost all other commercially available devices that claim to be an “artificial heart” are VADs which do not replace the heart. To date, over 2,100 SynCardia TAHs have been implanted in 27 countries globally, including the US, France, Germany, Australia, United Kingdom, Canada, Italy, Turkey, Kuwait, and Saudi Arabia.

Components of Our Results of Operations

Revenues

We generate revenue from the sale of our total artificial heart for patients, rental of Freedom drivers, and from training and certification services, which are required before the first time a transplant center may deploy a SynCardia TAH. Revenue includes sales and services to appropriate patient aftercare (“Centers”) located in the United States as well as Centers domiciled in foreign countries.

Cost of Revenues

Cost of revenues includes product costs, labor, overhead, inbound freight, and other product-related costs including excess inventory and obsolescence charges.

Research and Development Costs

Included in research and development costs are wages, stock-based compensation and benefits of employees performing research and development, and other operational costs related to our research and development activities, including facility-related expenses, allocation of corporate costs, and external costs of outside contractors. While research and development supply expense are isolated by product, personnel are not. Research and Development personnel do not work on current product production, therefore labor expense is not isolated by product.

In August 2025, the United States Patent and Trademark Office issued U.S. Patent No. 12,383,722 B2, covering core technology for our next-generation total artificial heart system. Together with U.S. Patents Nos. 11,918,798 and 12,121,711 B2, these three patents encompass a total of 34 claims and collectively protect key aspects of our fully implantable total artificial heart platform. We also hold China Patent No. 115279450 B, which extends similar protection for the fully implantable platform in that jurisdiction, and we expect to continue expanding our patent portfolio to protect the durable and efficient mechanisms, electronics, and wireless implantable features of our technology

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related expenses for executives, human resources, finance, and other general and administrative employees, including salary and stock-based compensation, professional services costs and allocation of facility and overhead costs.

We anticipate that our general and administrative expenses will increase in the future in connection with one-time costs of becoming a public company as well as ongoing costs of operating as a public company, including expanding headcount and increased fees for directors and outside advisors. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies. Additionally, we expect to incur increased costs associated with establishing sales, marketing, and revenue growth.

Other Income (Expenses), net

Other income (expenses), net, primarily consists of various immaterial income and expense items.

Provision for Income Taxes

We are subject to U.S. federal and state income taxes and foreign taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets and liabilities and changes in tax laws.

Provision for income taxes primarily relates to state income taxes.

Results of Operations

Comparison of Six Months Ended June 30, 2025 and 2024

The following table summarizes Picard’s results of operations (in thousands, except percentages) (unaudited):

	Six Months Ended June 30 (unaudited)		Change
	2025	2024	$	%
Revenues, net:
Products	$2,744	$2,617	$127	5%
Rentals	-	57	(57)	-100%
Total revenues	$2,744	$2,674	$70	3%

Cost of revenues:
Products	2,119	1,297	822	63%
Rentals	1,110	952	158	17%
Total cost of revenues	3,229	2,249	980	44%

Gross profit (loss)	(485)	425	(910)	-214%

Operating expenses:
Research and development costs	1,551	1,630	(79)	-5%
Selling, general and administrative expenses	4,731	4,491	240	5%
Total operating expenses	6,282	6,121	161	3%

Operating loss	(6,767)	(5,696)	(1,071)	19%

Other income and expense:
Interest expense	(2,982)	(254)	(2,728)	1074%
Derivative gain (loss)	(2,505)	(61)	(2,444)	4007%
Total other expenses, net	(5,487)	(315)	(5,172)	1642%
Loss before income taxes	(12,254)	(6,011)	(6,243)	104%
Provision for income tax	(31)	-	(31)	100%
Net loss	$(12,285)	$(6,011)	$(6,274)	104%

Revenues

Total revenues increased by $0.07 million or 3% for the six months ended June 30, 2025, as compared to six months ended June 30, 2024. This increase is due to the net of an increase in US product sales of $0.32 million and a $0.25 decrease in rest of world product sales.

Cost of Revenues

Total cost of revenues increased by $0.98 million, or 44%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase in the six months ended June 30, 2025, is due to increased product manufacturing cost. Our total cost of revenue as a percentage of total sales for the six months ended June 30, 2025 and 2024 was 118% and 84%, respectively.

Research and Development Expenses

Research and development expenses decreased by $0.08 million, or 5%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The decrease was primarily attributable to the decrease of research and development personnel between the two periods

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.24 million, or 5%, for the six months ended June 30, 2025, as compared to the six months ended June 30, 2024. The increase was primarily attributable to increases in various other immaterial expenses.

Total Other Expenses

Total other expenses increased by $5.2 million, or 1,642%, for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. The increase was attributed to derivative (non-cash) accounting for the issued convertible notes.

Comparison of Three Months Ended June 30, 2025 and 2024

The following table summarizes Picard’s results of operations (in thousands, except percentages) (unaudited):

	Three Months Ended June 30 (unaudited)		Change
	2025	2024	$	%
Revenues, net:
Products	$2,131	$694	$1,437	207%
Rentals	-	-	-	0%
Total revenues	$2,131	$694	$1,437	207%

Cost of revenues:
Products	1,551	717	834	116%
Rentals	707	359	348	97%
Total cost of revenues	2,258	1,076	1,182	110%

Gross profit (loss)	(127)	(382)	255	-67%

Operating expenses:
Research and development costs	743	940	(197)	-21%
Selling, general and administrative expenses	2,651	2,502	149	6%
Total operating expenses	3,394	3,442	(48)	-1%

Operating loss	(3,521)	(3,824)	303	-8%

Other income and expense:
Interest expense	(2,427)	(172)	(2,255)	1311%
Other income (expense), net	(776)	(61)	(715)	1172%
Total other expenses, net	(3,203)	(233)	(2,970)	1275%
Loss before income taxes	(6,724)	(4,057)	(2,667)	66%
Provision for income tax	-	-	-	0%
Net loss	$(6,724)	$(4,057)	$(2,667)	66%

Revenues

Total revenues increased by $1.4 million or 207% for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024.This increase is due to an increase in U.S. sales of $1.4 million.

Cost of Revenues

Total cost of revenues increased by $1.2 million, or 110%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The increase in cost of revenues for the three months ended June 30, 2025, was mainly due to $0.8 million in product manufacturing costs and $0.3 million in rental costs. Rental revenue and rental cost are not directly correlated. Rental revenue is earned when a patient is discharged from a hospital with a Freedom Driver. The rental costs are mainly related to machine maintenance to maintain reliability and is incurred on a time schedule that is dependent on the amount of time the driver is actually used. The driver may be used for multiple patients before maintenance service is required. Rental revenue is earned when a patient is discharged from a hospital with a Freedom Driver. Rental Revenue is recognized when it becomes likely that we will receive payment. The timing differences between usage and payment receipt generally do not correlate to the cost of service maintenance, resulting in negative gross margins. Our total cost of revenue as a percentage of total sales for the three months ended June 30, 2025 and 2024 was 106% and 155%, respectively.

Research and Development Expenses

Research and development expenses decreased by $0.2 million, or 21%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily attributable to $0.2 million of labor costs. We do not track expenses by product candidate. While research and development supply expense are isolated by product, personnel are not. Research and Development personnel do not work on current product production, therefore labor expense is not isolated by product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.1 million, or 6%, for the three months ended June 30, 2025, as compared to the three months ended June 30, 2024. The decrease was primarily attributable to $0.1 million in labor costs.

Total Other Expenses

Total other expenses increased by $2.97 million, or 1,275%, for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. The increase was primarily attributed to derivative (non-cash) accounting for the issued convertible notes, including $2.2 million in interest expense and a $0.7 million increase in the conversion feature of the notes.

Liquidity and Capital Resources

Funding Requirements and Going Concern

We have incurred operating losses since inception, including net losses of $21.1 million and $12.3 million for the year ended December 31, 2024 and the six months ended June 30, 2025, respectively. While we already have FDA-approved products that are generating commercial revenue, the business needs to scale up in order to offset a large, fixed overhead cost from our site in Tucson, AZ. Moreover, we are also investing heavily in the development of updates and next generation devices and therefore expect to continue to incur significant expenses and operating losses for the foreseeable future. Furthermore, we expect to incur additional expenses with transitioning to, and operating as, a public company.

Until such a time as we can sufficiently grow product and rental revenue, we expect to finance our cash needs through a combination of equity and debt financings, or other capital sources, including with related parties. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we are unable to raise sufficient funds through equity or debt financings, we may be required to delay, limit, curtail or terminate our product development or future growth efforts. Additionally, we may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis.

We have considered that our long-term operations anticipate continuing net losses and the need for potential debt or equity financing. However, there can be no assurances that additional funding or other sources of capital will be available on terms acceptable to us, or at all. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected. As a result of these conditions, we have concluded that there is substantial doubt over our ability to continue as a going concern as conditions and events, considered in the aggregate, indicate it is probable we will be unable to meet our obligations as they become due within one year after the date that the financial statements included in this prospectus are issued. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial information and financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to increase sales, and raise additional funds and financing including through the consummation of our Initial Public Offering (“IPO”). At the consummation of our IPO on September 2, 2025, we raised sufficient cash to fund our operations into 2025 based on our current business plan, and expectations and assumptions considering current macroeconomic conditions. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in the section of our in our registration statement on Form S-1 filed with the SEC on August 6, 2025, entitled “Risk Factors.”

Sources of Liquidity

To date, we have funded our operations primarily with the proceeds from Series A-1 Preferred Stock, loans from related parties, and convertible notes issued to related parties and other investors. On September 2, 2025, the Company consummated our Initial Public Offering, see also Item 2 – Use of Proceeds, below.

Cash Flows

The following table shows a summary of our cash flows (in thousands):

	Six Months Ended June 30,		Fiscal Year Ended December 31,
	2025	2024	2024	2023
Net cash used in operating activities	$(4,782)	$(6,114)	$(11,874)	$(10,634)
Net cash used in investing activities	$-	$-	$-	$(9)
Net cash provided by financing activities	$5,112	$5,980	$11,741	$10,840

Net cash used in operating activities

Net cash used in operating activities of $4.8 million for the six months ended June 30, 2025, was primarily attributable to $12.3 million net loss, offset by $2.5 million in embedded derivative loss, $0.6 million in increased inventory, $2.4 million amortization of discount on debt issued, $0.2 million amortization of ROU asset, and $1.8 million increase in accounts payable and accrued expenses.

Net cash used in operating activities of $6.1 million for the six months ended June 30, 2024 was primarily attributable to our $6.0 million net loss, $0.1 million increase in accounts receivable.

Net cash used in operating activities of $11.9 million for the year ended December 31, 2024, was primarily attributable to Picard’s net loss of $21.1 million after offsetting accounts payable totaling approximately $2.2 million and non-cash expenses related to depreciation and amortization, stock-based compensation, and derivative liabilities totaling approximately $7.8 million.

Net cash used in operating activities of $10.6 million for the year ended December 31, 2023, was primarily attributable to a $15.6 million net loss, offset by an increase in trade accounts payable of $1.6 million and a $1.7 million increase in accrued expenses and other current liability.

Net cash used in investing activities

Net cash used in investing activities was $0, and $0 for the six months ended June 30, 2025 and 2024 respectively.

Net cash used in investing activities was $0, and less than $9,000, and not significant for the year ended December 31, 2024 and 2023, respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $5.1 million for the six months ended June 30, 2025, which primarily consisted of net proceeds of $2.0 million from the issuance of convertible notes, $1.5 million from the issuance of common stock, and $1.6 million net of related party loans.

Net cash provided by financing activities was $6.0 million for the six months ended June 30, 2024, which consisted primarily of proceeds of $7.2 million in loans from related parties and convertible debt, offset by $1.2 million in repayments to related party loans.

Net cash provided by financing activities was $11.7 million for the year ended December 31, 2024, which primarily consisted of net proceeds of $3.7 million from the issuance of convertible notes and $8.1 million net of related party loans.

Net cash provided by financing activities was $10.8 million for the year ended December 31, 2023, which consisted of proceeds of $4.2 million from the issuance of convertible notes, $4.0 million in loans from related parties, net of repayments of $880,000, and $2.7 million from the issuance of preferred stock.

Off-Balance Sheet Arrangements

As of June 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. A discussion of recent accounting pronouncements and our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2 “Summary of Significant Accounting Policies” to our consolidated financial statements included in this quarterly report. None of those policies are deemed to be critical accounting policies nor critical accounting estimates.

Emerging Growth Company Status

We will qualify as an emerging growth company, as defined in the JOBS Act and may remain an emerging growth company for up to five years following the completion of our IPO. For so long as we remain an emerging growth company, We are permitted and intend to rely on certain exemptions from various public company reporting requirements, including delaying adopting new or revised accounting standards issued until such time as those standards apply to private companies, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. In particular, in this Form 10-Q statement, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

We will also qualify as a “smaller reporting company,” as such term is defined in Rule 12b-2 of the Exchange Act, meaning that the market value of our common stock held by non-affiliates plus the proposed aggregate amount of gross proceeds to us as a result of the Initial Public Offering is less than $700.0 million and our annual revenue is less than $100.0 million during the most recently completed fiscal year. We may continue to be a smaller reporting company following the closing of the Initial Public Offering if either (i) the market value of our common stock held by non-affiliates is less than $250.0 million or (ii) our annual revenue is less than $100.0 million during the most recently completed fiscal year and the market value of our common stock held by non-affiliates is less than $700.0 million. If we are a smaller reporting company at the time we cease to be an emerging growth company, we may continue to rely on exemptions from certain disclosure requirements that are available to smaller reporting companies. Specifically, as a smaller reporting company, we may choose to present only the two most recent fiscal years of audited financial statements in our Annual Report on Form 10-K and, similar to emerging growth companies, smaller reporting companies have reduced disclosure obligations regarding executive compensation.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information otherwise required under this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our Chief Executive Officer and Chief Financial Officer to make timely decisions regarding required disclosures as of June 30, 2025.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of December 31, 2024, and which continue to exist:

●	Lack of segregation of duties due to limited accounting personnel.

●	Lack of a formal review process that includes multiple levels review over financial disclosure and reporting processes.

●	Lack of written policies and procedures over it business processes.

●	Lack of controls over related party transactions.

Our management will continue to monitor and evaluate the relevance of our risk-based approach and the effectiveness of our internal controls and procedures over financial reporting on an ongoing basis and is committed to taking further action and implementing additional enhancements or improvements, as necessary and as funds allow.

Remediation Plan

Management continues to implement measures designed to ensure that control deficiencies contributing to the material weakness are remediated, such that these controls are designed, implemented, and operating effectively.

The remediation actions planned include:

●	Retain additional accounting personnel with public company financial reporting, technical accounting, SEC compliance, and strategic financial advisory experience to achieve adequate segregation of duties;

●	Implement multiple level reviews over financial disclosure and reporting processes;

●	Continue to develop formal policies and procedures on accounting and internal control over financial reporting and monitor the effectiveness of existing controls and procedures.

●	Improve communication and monitoring of related party transactions throughout the Company.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in our registration statement on Form S-1 filed with the SEC on August 6, 2025 Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. As of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in our registration statement on Form S-1 filed with the SEC on August 6, 2025, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities

Use of Proceeds

On September 2, 2025, we consummated our Initial Public Offering of 4,250,000 shares of common stock, at a price to the public of $4.00 per share, resulting in total gross proceeds of $17.0 million. After deducting fees and expenses related to the Initial Public Offering, the Company received $11.2 million in net proceeds

The Company used the proceeds from the Initial Public Offering to obtain additional capital to support its operations, to create a public market for its common stock and to facilitate our future access to the public equity markets. The Company also intends to use the net proceeds to support market expansion via a joint venture in China, to fund research and development activities of our products, including the next generation portable driver, next generation hospital driver, and fully implantable system, to build sales, marketing and distribution capabilities for our total artificial heart system, including the costs of additional inventory and expansion of our base of additional drivers, repayment of debt, and for general operational expenses, working capital and other general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On August 29, 2025, in connection with the Company’s IPO, the Company adopted the Second Amended and Restated Certificate of Incorporation, which provides for, among other things, that stockholders seeking to bring business before an annual meeting of stockholders, or to nominate candidates for election as directors at our annual meeting of stockholders, must provide timely notice. To be timely, a stockholder’s notice will need to be delivered to our Secretary at our principal executive offices as follows: (i) in the case of an election of directors at an annual meeting of stockholders, not less than 90 days nor more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than thirty (30) days, or delayed by more than seventy (70) days, from the first anniversary of the preceding year’s annual meeting, a stockholder’s notice must be so received not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of (A) the 90th day prior to such annual meeting and (B) the tenth day following the day on which public disclosure of the date of such annual meeting is first made; or (ii) in the case of an election of directors at a special meeting of stockholders, provided that directors are to be elected at such special meeting as set forth in our notice of meeting and provided further that the nomination made by the stockholder is for one of the director positions that the notice of meeting states will be filled at such special meeting, not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of (x) the 90th day prior to such special meeting and (y) the tenth day following the day on which public disclosure of the date of such special meeting for the election of directors is first made. The Bylaws will also specify certain requirements as to the form and content of a stockholders’ notice. These provisions may preclude our stockholders from bringing matters before our annual meeting of stockholders or from making nominations for directors at our annual meeting of stockholders.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Underwriting Agreement, dated August 29, 2025 by and between Picard Medical, Inc. and WestPark Capital, Inc., as representative of the underwriters (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 3, 2025).
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 3, 2025).
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K, filed with the SEC on September 3, 2025).
10.1	Form of Indemnity Agreement (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on September 3, 2025).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

**	These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, nor shall they be deemed incorporated by reference in any filing under the Securities Act of 1933, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PICARD MEDICAL, INC.

By:	/s/ Patrick NJ Schnegelsberg
Name:	Patrick NJ Schnegelsberg
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1933, as amended, this Quarterly Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Patrick NJ Schnegelsberg	Principal Executive Officer and Director	September 11, 2025
Patrick NJ Schnegelsberg	(Principal Executive Officer)

/s/ Bernard Skaggs	Principal Financial Officer	September 11, 2025
Bernard Skaggs	(Principal Financial Officer and Principal Accounting Officer)