Form 10-Q
period 2025-09-30
Picard Medical, Inc.
filed 2025-11-14
CIK 2030617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of November 10, 2025, there were 73,701,176 shares of common stock, par value $0.0001 issued and outstanding.

PICARD MEDICAL, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and nine months ended September 30, 2025 and 2024	2
	Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2025 and 2024	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	37
Item 4.	Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	39
Item 1A.	Risk Factors	39
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	39
Item 3.	Defaults Upon Senior Securities	39
Item 4.	Mine Safety Disclosures	39
Item 5.	Other Information	39
Item 6.	Exhibits	40

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PICARD MEDICAL, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share and per share amounts)

	September 30,	December 31,
	2025	2024
Assets
Current assets:
Cash and cash equivalents	$2,813	$96
Accounts receivable	892	513
Inventory, net	6,552	8,115
Due from related parties	271	112
Prepaid expenses and other current assets	1,060	955
Total current assets	11,588	9,791

Property and equipment, net	169	227
Finance lease right-of-use assets, net	144	177
Operating lease right-of-use assets, net	474	700
Intangible assets, net	531	596
Goodwill	615	615
Total assets	$13,521	$12,106

Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$3,120	$5,293
Current portion of finance lease liability	64	63
Current portion of operating lease liability	372	371
Loans from related parties	-	5,148
Convertible notes payable, net	-	14,828
Derivative liability	-	6,759
Accrued interest	-	761
Other accrued liabilities	1,817	2,102
Total current liabilities	5,373	35,325

Finance lease liability, net of current portion	44	96
Operating lease liability, net of current portion	136	421
Total liabilities	5,553	35,842

Commitments and contingencies (Note 7)

Temporary equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; 0 and 18,406,857 Series A-1 issued and outstanding as of September 30, 2025 and December 31, 2024, respectively; liquidation value $0 and $25,405 as of September 30, 2025 and December 31, 2024, respectively	-	20,265

Stockholders’ deficit:
Common stock, $0.0001 par value; 150,000,000 shares authorized; 73,701,176 and 9,286,235 shares issued as of September 30, 2025 and December 31, 2024, respectively of which 73,701,176 and 7,943,585 are outstanding as of September 30, 2025 and December 31, 2024, respectively	7	1
Additional paid-in capital	80,283	5,561
Accumulated other comprehensive income	230	278
Accumulated deficit	(72,552)	(49,841)
Stockholders’ equity (deficit)	7,968	(44,001)
Total liabilities, temporary equity, and stockholders’ equity (deficit)	$13,521	$12,106

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(In thousands, except share and per share amounts)

	For the		For the
	Three Months ended		Nine Months ended
	September 30,		September 30,
	(unaudited)		(unaudited)
	2025	2024	2025	2024
Revenues, net:
Products	$1,115	$881	$3,859	$3,498
Rentals	72	-	72	57
Total revenues	1,187	881	3,931	3,555

Cost of revenues:
Products	880	1,077	2,999	2,374
Rentals	437	477	1,547	1,429
Total cost of revenues	1,317	1,554	4,546	3,803

Gross loss	(130)	(673)	(615)	(248)

Operating expenses:
Research and development	951	961	2,502	2,591
Selling, general and administrative	2,406	2,810	7,137	7,301
Total operating expenses	3,357	3,771	9,639	9,892

Operating loss	(3,487)	(4,444)	(10,254)	(10,140)

Other expense:
Interest expense	(2,404)	(1,382)	(5,386)	(1,636)
Derivative loss	(4,535)	(380)	(7,040)	(441)
Total other expense, net	(6,939)	(1,762)	(12,426)	(2,077)

Loss before income taxes	(10,426)	(6,206)	(22,680)	(12,217)

Provision for income taxes	-	-	(31)	-

Net loss	(10,426)	(6,206)	(22,711)	(12,217)

Undeclared Series A-1 preferred dividends	-	(683)	-	(2,011)

Net loss attributable to common stockholders	$(10,426)	$(6,889)	$(22,711)	$(14,228)

Net loss per share—basic and diluted	$(0.19)	$(0.87)	$(0.96)	$(1.79)

Weighted average common shares outstanding—basic and diluted	54,452,140	7,943,585	23,744,640	7,943,585

Comprehensive Loss:
Net loss	$(10,426)	$(6,206)	$(22,711)	$(12,217)
Foreign currency translation adjustments, net of tax	(32)	8	(48)	(24)
Comprehensive loss	$(10,458)	$(6,198)	$(22,759)	$(12,241)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
AND STOCKHOLDERS’ DEFICIT
(In thousands, except share amounts)

							Accumulated
	Series A-1				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances as of December 31, 2024	18,406,857	$20,265	9,286,235	$1	$5,561	$(49,841)	$278	$(44,001)

Common Stock issuance	-	-	352,852	-	500	-	-	500

Stock-based compensation	-	-	-	-	141	-	-	141

Net loss	-	-	-	-	-	(5,561)	-	(5,561)

Translation adjustment	-	-	-	-	-	-	(1)	(1)

Balances as of March 31, 2025	18,406,857	$20,265	9,639,087	$1	$6,202	$(55,402)	$277	$(48,922)

Common Stock issuance	-	-	695,276	-	985	-	-	985

Stock-based compensation	-	-	-	-	183	-	-	183

Net loss	-	-	-	-	-	(6,724)	-	(6,724)

Translation adjustment	-	-	-	-	-	-	(15)	(15)

Balances as of June 30, 2025	18,406,857	$20,265	10,334,363	$1	$7,370	$(62,126)	$262	$(54,493)

Common Stock issuance - IPO	-	-	4,887,500	-	15,209	-	-	15,209

Common Stock issuance - Pre-IPO Subscriptions	-	-	568,184	-	750	-	-	750

Common Stock cancellation	-	-	(1,342,650)	-	-	-	-	-

Common Stock issuance for conversion of Convertible Notes	-	-	19,634,860	2	36,489	-	-	36,491

Preferred Stock Conversion to Common Stock	(18,406,857)	(20,265)	39,618,919	4	20,261	-	-	20,265

Stock-based compensation	-	-	-	-	204	-	-	204

Net loss	-	-	-	-	-	(10,426)	-	(10,426)

Translation adjustment	-	-	-	-	-	-	(32)	(32)

Balances as of September 30, 2025	-	$-	73,701,176	$7	$80,283	$(72,552)	$230	$7,968

							Accumulated
	Series A-1				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances as of December 31, 2023	18,406,857	$20,265	7,943,585	$1	$4,675	$(28,786)	$293	$(23,817)

Stock-based compensation	-	-	-	-	31	-	-	31

Net loss	-	-	-	-	-	(1,954)	-	(1,954)

Translation adjustment	-	-	-	-	-	-	(27)	(27)

Balances as of March 31, 2024	18,406,857	$20,265	7,943,585	$1	$4,706	$(30,740)	$266	$(25,767)

Stock-based compensation	-	-	-	-	194	-	-	194

Net loss	-	-	-	-	-	(4,057)	-	(4,057)

Translation adjustment	-	-	-	-	-	-	(5)	(5)

Balances as of June 30, 2024	18,406,857	$20,265	7,943,585	$1	$4,900	$(34,797)	$261	$(29,635)

Stock-based compensation	-	-	-	-	435	-	-	435

Stock-based compensation - Unicorn	-	-	1,342,650	-	-	-	-	-

Net loss	-	-	-	-	-	(6,206)	-	(6,206)

Translation adjustment	-	-	-	-	-	-	8	8

Balances as of September 30, 2024	18,406,857	$20,265	9,286,235	$1	$5,335	$(41,003)	$269	$(35,398)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	For the
	Nine Months ended
	September 30,
	2025	2024
Cash flows from operating activities:
Net loss	$(22,711)	$(12,217)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	123	184
Amortization of right of use asset	259	233
Amortization of discount on debt issued	4,524	1,218
Derivative loss	7,040	441
Provision for excess and obsolete inventory	643	563
Stock-based compensation	528	660
Changes in operating assets and liabilities:
Accounts receivable	(379)	114
Inventory	921	(1,596)
Prepaid expenses and other assets	(105)	(311)
Accounts payable	(2,173)	2,012
Accrued expenses and other liabilities	318	198
Operating lease obligation	(284)	(221)
Net cash used in operating activities	(11,296)	(8,722)

Cash flows from investing activities:
Net cash used in investing activities	-	-

Cash flows from financing activities:
Proceeds from loans from related parties	2,908	5,996
Repayments of loans from related parties	(8,214)	(1,150)
Issuance of convertible notes	2,000	3,700
Payments of convertible notes	(25)	-
Proceeds from issuance of Common Stock	15,209	-
Proceeds from subscription of Common Stock	2,235	-
Repayment of finance lease obligations	(52)	(38)
Net cash provided by financing activities	14,061	8,508

Effect of exchange rate changes on cash and cash equivalents	(48)	(24)

Net increase (decrease) in cash and cash equivalents	2,717	(238)
Cash and cash equivalents at beginning of the period	96	244
Cash and cash equivalents at end of the period	$2,813	$6

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$17	$-
Cash paid for interest	$254	$-

Non-cash financing activities:
Derivative liability recognized on issuance of convertible notes	$4,447	$2,468
Property and equipment acquired under finance leases	$-	$203
Interest added to principal on convertible note	$-	$56
Preferred stock conversion to common stock	$20,265	$-
Conversion of convertible note and accrued interest to common stock	$18,245	$-
Derecognition of derivative liability upon conversion of the convertible notes	$18,246	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT’S PLAN

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

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. These consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2024, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2024, condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of September 30, 2025, and its results of operations, changes in temporary equity and stockholders’ equity (deficit) and cash flows for the nine months ended September 30, 2025 and 2024. The results of operations for the nine months ended September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2025, or for any other future annual or interim period.

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

Going Concern, Liquidity and Management’s Plans

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for at least twelve months from the date of this report, and the near term thereafter. The Company has incurred operating losses and negative cash flows from operations for the nine months ended September 30, 2025, and SynCardia has a history of operating losses dating back to its inception. The Company expects that operating losses and negative cash flows from operations will continue into the foreseeable future, and the Company will need to raise additional debt and/or equity financing to fund operations until it generates positive cash flows from operations.

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT’S PLAN (cont.)

To date, the Company’s available liquidity and operations have been financed primarily through the issuance of common stock, preferred stock, and debt. For the year ended December 31, 2024, the Company raised $11.8 million, net of repayments from the issuance of debt. For the nine months ended September 30, 2025, the Company raised $3.7 million, net of repayments, from the issuance of debt and $17.4  million of net proceeds from the issuance of common stock. In order to proceed with the Company’s business plan, the Company will need to raise additional funds through the issuance of additional debt, equity, or other commercial arrangements, which may not be available to the Company when needed or on terms that the Company deems to be favorable. To the extent the Company raises additional capital through the sale of equity, the ownership interest of its current shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If the Company is unable to obtain sufficient financial resources, its business, financial condition, and results of operations may be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate parts of its strategic business plan or future commercialization efforts. There can be no assurance the Company will be able to obtain financing on acceptable terms. Therefore, based on the Company’s current financial condition and expected future cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date of these financial statements issued. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if the Company is unable to continue as a going concern.

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

Inventory, net

Inventory is stated at the lower of cost, determined using the first in, first out basis, or net realizable value. Inventory consists primarily of raw material components used in the manufacturing of SynCardia TAHs and related equipment as well as work-in-process inventory related primarily to SynCardia TAHs. Finished goods consist primarily of SynCardia TAHs and related equipment located at medical centers trained and certified in the implantation of the SynCardia TAH and appropriate patient aftercare (“Centers”). Work-in-process and finished goods include the cost of all direct material, labor, and overhead costs. Inventory write-downs are recorded based on excess and obsolete exposures, determined primarily by future demand forecasts. These write-downs are measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. In addition, a liability is recorded for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities that exceed forecasts of future demand. As of September 30, 2025, the Company had no unconditional and noncancelable purchase commitments.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

The useful lives of the property and equipment are as follows:

TAH-Driver equipment (years)	3 - 5
Laboratory equipment (years)	2 - 10
Office and computer equipment (years)	5
Leasehold improvements	Shorter of remaining lease term or estimated useful life

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

Quantitative impairment tests consider both the income approach and the market approach to estimate a reporting unit’s fair value. The income and market valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, residual values, discount rates and comparable multiples from publicly traded companies in the Company’s industry and require it to make certain assumptions and estimates regarding industry economic factors and the future profitability of the business. As of September 30, 2025 and December 31, 2024, the Company has assessed no impairment of goodwill.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, primarily property and equipment, right-of-use lease assets, developed technology and trade name, for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. As of September 30, 2025 and December 31, 2024, the Company has assessed no impairment of its long-lived assets.

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

Contracts with Multiple Performance Obligations

From time to time, the Company has contracts with customers that contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The Company accounts for individual goods and services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the products and/or services, the solution provided and the structure of the sales contract. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis for those performance obligations with stable observable prices. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of the contracts, pricing when certain services are sold on a standalone basis, the products sold, customer demographics, geographic locations, and the volume of services purchased. As of September 30, 2025 and December 31, 2024, there were no unsatisfied performance obligations associated with its customer contracts.

Returns

The Company does not offer rights of return for its products and services in the normal course of business.

Contract Balances

The Company’s contract liabilities, if any, consist of advance payments for systems as well as deferred revenue on service obligations (see Note 5). As of September 30, 2025 and December 31, 2024, there was no amount of deferred revenue recorded on the Company’s consolidated balance sheets, respectively.

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

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses (DISE), which applies to all public business entities. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company expects to adopt this standard for the period beginning after December 15, 2026.

The Company has reviewed all newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations, or no material effect is expected on its consolidated financial statements as a result of future adoption.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis and the fair value hierarchy of the valuation as of September 30, 2025 and December 31, 2024.

Fair Value Measurements at September 30, 2025
(in thousands)
Quoted
Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Category Class	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$-	$-	$-	$-
Total	$-	$-	$-	$-

	Fair Value Measurements at December 31, 2024
	(in thousands)
		Quoted
		Prices in
		Active Markets	Significant	Significant
		for Identical	Observable	Unobservable
		Assets	Inputs	Inputs
Category Class	Total	(Level 1)	(Level 2)	(Level 3)
Derivative Liability	$6,759	$-	$-	$6,759
Total	$6,759	$-	$-	$6,759

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (cont.)

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

The significant unobservable inputs that are included in the valuation of the derivative liabilities at issuance are as follows:

Input Range
Significant Unobservable Inputs:
Discount rate	18.7%-25.0%
Expected term (in years)	0.1-0.06
Probability scenarios:
Successful financing/IPO	27.6%-98%
Maturity	0%-20%
Qualified Financing	0%-3.4%
Change of Control	0%-3.4%

On September 2, 2025 the Company successfully completed its IPO. On September 2, 2025, $4.135 million of the 2023 Convertible Notes plus $0.54 million of accrued interest were converted to a total 5,029,463 common shares, $5.7 million of the 2024 Convertible Notes plus $0.34 million of accrued interest were converted to a total 6,496,363 common shares, the $3.523 million of the Nexus loan, plus $0.24 million of accrued interest  was converted to 4,054,517 common shares, and $3.523 million of the Another Dimension loan, plus $0.24 million of accrued interest was converted to 4,054,517 common shares. For all convertible loans, the balance of the derivative liability was reclassed to Additional  Paid In Capital and the remaining unamortized debt discount was recorded as interest expense.  The following table provides a rollforward of the aggregate fair values of the derivative liabilities for the nine months ended September 30, 2025 (in thousands):

Embedded
Derivative
Balance as of December 31, 2024	$6,759
Initial fair value of derivative liabilities at issuance	4,447
Change in fair value	7,040
Extinguishment of derivative liability	(18,246)
Balance as of September 30, 2025	$-

The Company has certain non-financial assets, primarily intangible assets, and goodwill, which are measured at fair value on a nonrecurring basis and are adjusted to fair value only to the extent that an impairment charge is recognized. The Company estimates the fair value of these assets using primarily unobservable inputs; therefore, these are considered Level 3 fair value measurements.

4.	CERTAIN BALANCE SHEET COMPONENTS

(a)	Inventory, Net

Inventory, net of provisions for potentially excess, obsolete, or impaired goods, consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Raw materials	$5,924	$6,319
Work in process	2,280	2,764
Finished goods	1,402	1,443
	$9,606	$10,526

Allowance for excess and obsolete inventory	(3,054)	(2,411)
Inventory, net	$6,552	$8,115

(b)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	September 30,	December 31,
	2025	2024
Equipment	$643	$643
Furniture and fixtures	6	6
Leasehold improvements	101	101
Total cost	750	750

Less: accumulated depreciation	(581)	(523)
Property and equipment, net	$169	$227

Depreciation expense was $58,000, of which $16,000 was included in cost of goods sold, and $119,000, of which $13,000 was included in cost of goods sold, for the nine months ended September 30, 2025, and 2024, respectively.

(c)	Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	As of September 30, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Developed Technology	$760	$(254)	$506
Trade Name	120	(95)	25
Total	$880	$(349)	$531

	As of December 31, 2024
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Developed Technology	$760	$(206)	$554
Trade Name	120	(78)	42
Total	$880	$(284)	$596

4.	CERTAIN BALANCE SHEET COMPONENTS (cont.)

Amortization expense for the nine months ended September 30, 2025 and 2024 was $65,000, of which $48,000 was included in cost of goods sold for each period.

As of September 30, 2025, developed technology and trade name had remaining lives of 8.0 and 1.0 years, respectively. The estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

September 30,
2025
2025 (three months remaining)	$22
2026	82
2027	64
2028	63
2029	63
Thereafter	237
Total	$531

(d)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Accrued compensation	$1,077	$941
Accrued clinical and manufacturing expenses	685	617
Accrued professional and consulting services	49	51
Other liabilities, current portion	6	493
Total other accrued liabilities, current portion	1,817	2,102
Other liabilities, noncurrent portion	-	-
Total current and noncurrent other accrued liabilities	$1,817	$2,102

Accrued compensation includes sales commissions, payroll, employee paid time off and employee and executive officer bonuses. Accrued clinical and manufacturing expenses represent royalties payable under a ten-year worldwide licensing agreement related to intellectual property covering the design and production of valves used in the SynCardia TAH and service costs on drivers returned, mostly from customers outside the U.S. The sums due to the vendor are secured by the license agreement, which is expired. Accrued professional and consulting services represent payables related to legal, accounting, and valuation services provided in preparation of the Company’s period end reporting. At the end of 2023, the Company’s management made the decision to terminate its sales and distribution agreement with State of the Art Medical Products, Inc. In connection with the termination of the agreement, the Company agreed to pay a termination penalty of $505,085, payable at $21,045 per month over a period of 24 months and a refund of $415,000 for returned inventory payable on May 1, 2025. Any payments not paid on the due dates are subject to a monthly interest of 1%. On September 30, 2025 $500,000 of the termination penalty has been paid.  As of September 30, 2025, and December 31, 2024, the termination penalty of $5,000  and $505,000, respectively, has been included in other accrued liabilities. As of September 30, 2025 and December 31, 2024, $72,000 and $16,000 of interest for the termination penalty has been included in accounts payable. As of September 30, 2025, the returned inventory of $415,000 is included in accounts payable.

5.	REVENUE

Disaggregation of Revenue

The Company believes that the nature, amount, timing and uncertainty of its revenue and cash flows and how they are affected by economic factors are most appropriately depicted by (i) geographic region, based on the shipping location of the customer, and (ii) type of product or service provided.

Total revenue based on the disaggregation criteria described above is as follows (dollars in thousands):

	Nine Months Ended September 30,
	2025		2024
		% of		% of
	Revenue	revenue	Revenue	revenue
Revenue by geographic area
United States	$3,522	90%	$2,657	75%
Europe	409	10%	763	21%
Rest of the world	-	0%	135	4%
Total	$3,931	100%	$3,555	100%

Revenue by type
Products	$3,859	98%	$3,498	98%
Rentals	72	2%	57	2%
Total	$3,931	100%	$3,555	100%

Revenue from products includes related services, which represented less than 10% of product revenue for both periods. In the nine months ended September 30, 2025, sales included $485,000 or 12% of total revenue to Serbia and $3.5 million or 90% of total revenue to the United States. In the nine months ended September 30, 2024, sales included $494,000 or 14% of total revenue to Serbia. Customer concentrations are recorded in Note 6.

Contract assets. There were no contract assets, representing unbilled receivables where revenue has been recognized in advance of customer billings, as of September 30, 2025 and December 31, 2024.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of September 30, 2025 and December 31, 2024, there was no RPO.

6.	CONCENTRATIONS

Customers accounting for more than 10% of revenue in any of the periods presented are summarized as follows (in thousands, except percentages):

	Nine Months Ended September 30,
	2025		2024
Customer A	$1,944	49%	$1,796	51%
Customer C	$546	14%	$5	0%
Customer E	$485	12%	$494	14%

As of September 30, 2025, Customer A accounted for $357,000 or 40%, Customer E accounted for $174,000 or 20%, Customer F accounted for $179,000 or 20%, and Customer D accounted for $182,000 or 20% of the accounts receivable balance.

6.	CONCENTRATIONS (cont.)

As of December 31, 2024, Customer B accounted for $249,000 or 48% and Customer D accounted for $173,000 or 34% of the accounts receivable balance.

Concentrations of revenues derived from foreign countries are disclosed in Note 5.

Long-lived assets by geographic areas as of September 30, 2025 and December 31, 2024, are as follows (in thousands):

	September 30,	December 31,
	2025	2024
United States	$157	$213
Foreign, principally in Europe	12	14
Property and equipment, net	$169	$227

7.	COMMITMENTS AND CONTINGENCIES

(a)	Leases

The Company has obtained the right of use for office and manufacturing facilities under an operating lease agreement with an initial term exceeding one year and has one operating lease agreement for office equipment with an initial term exceeding one year, and two with initial terms of less than one year. At the end of March 2024, the Company established a new financing lease for office equipment for longer than one year. Right-of-use assets acquired under this finance lease at the time of acquisition were $177 thousand. The weighted average discount rate was 6.27% and the weighted average remaining term of this lease at September 30, 2025 was 1.5 years. In April 2024, the Company established a new financing lease for office equipment for longer than one year. Right-of-use asset acquired under this finance lease at the time of acquisition was $26 thousand. The weighted average discount rate was 10.4% and the weighted average remaining term of this lease on September 30, 2025 was 1.75 years.

Right-of-use assets acquired under finance and operating leases as of September 30, 2025 and December 31, 2024, consist of the following (in thousands):

	September 30,	December 31,
	2025	2024
Finance leases:
Office equipment	$144	$177
Finance lease right-of-use assets, net	$144	$177

Operating Leases:
Facilities	$440	$653
Office equipment	34	47
Operating lease right-of-use assets, net	$474	$700

The Company obtained the right of use of real estate located in Tucson, Arizona, in February 2015 under a lease that terminated on December 31, 2022, which was subsequently renewed from February 1, 2022, until January 31, 2027, with no extension option. The first 5.5 months of the renewed term were rent-free, and rent payments escalate annually by 2.5%. As of September 30, 2025 and December 31, 2024, the weighted average discount rate for operating leases with initial terms of more than one year was 12.0% and the weighted average remaining term of these leases was 1.21 and 1.95 years, respectively. On October 14, 2024 the Company established a new twelve (12) month financing lease for equipment. Right-of-use asset acquired under this finance lease at the time of acquisition was $40,000. The lease contains a $1.00 purchase option at the end of the lease term.

7.	COMMITMENTS AND CONTINGENCIES (cont.)

The following table summarizes the Company’s undiscounted cash payment obligations for its operating and finance lease liabilities with initial terms of more than twelve months as of September 30, 2025 (in thousands):

	Operating	Finance
	Leases	Lease
2025 (three months remaining)	$116	$12
2026	412	77
2027	35	27
2028	-	-
Undiscounted total	563	116
Less: imputed interest	(55)	(8)
Present value of future minimum payments	508	108
Current portion of lease liability	(372)	(64)
Lease liability, net of current portion	$136	$44

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Cash paid for amounts included in the measurement of operating lease liabilities totaled $339,000 and $305,000 for the nine months ended September 30, 2025 and September 30, 2024, respectively. Operating lease expenses for the nine months ended September 30, 2025 and September 30, 2024, are summarized as follows (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Operating lease cost	$307	$286
Short-term lease cost	8	10
Variable lease cost	51	9
Total operating lease cost	$366	$305

Cash paid under finance leases totaled $59,000 and $38,000 in the nine months ended September 30, 2025, and 2024, respectively.

(b)	China Corporation

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

As of September 30, 2025, the Company had not consummated the contemplated investment, and SynCardia Beijing continued to operate solely as an independent distributor. The agreement remains in effect; however, the Company is monitoring international and market conditions and intends to proceed when such conditions have stabilized and are supportive of the planned investment.  Accordingly, no amounts related to this arrangement have been recognized in the Company’s condensed consolidated financial statements as of and for the three and nine months ended September 30, 2025.

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

During the period May through September of 2023, the Company issued unsecured convertible notes (the “2023 Convertible Notes”) for a total of $4.2 million, $300,000 of which is from a limited partner in Hunniwell Picard I, LLC (“Hunniwell”), which ,immediately subsequent to our IPO closing, owns a majority of the Company’s outstanding common stock, which accrue simple interest at 6% per annum commencing on the issuance date of each 2023 Convertible Note. Issuance costs were not significant and interest accrued totaled $0 and $375,000 as of September 30, 2025 and December 31, 2024, respectively. The maturity date of each 2023 Convertible Note is two years after the issuance date. Each 2023 Convertible Note shall be automatically converted into a number of shares of PMI’s common stock equaling the outstanding balance of the note, being the principal plus accrued interest, divided by 3.2714, on the maturity date or, if sooner, on the day before the Company becomes publicly traded on a stock exchange. The Company determined that the 2023 Convertible Notes did not contain any embedded derivatives requiring bifurcation.

In April, May and July 2025, the Company amended $4.135 million of the $4.160 million 2023 Convertible Notes to extend the maturity date until August 25, 2025, and change the automatic conversion rate to a conversion price equal to 50% (23% post split) of the lowest price per share paid by purchasers of our securities in the event we consummate an IPO (the “Amended Conversion”). On September 9, 2025 $0.025 million of the 2023 Convertible Notes plus interest was paid in cash.

The Company determined that the Amended Conversion features on the 2023 Convertible Notes met the definition of embedded derivatives that were required to be bifurcated and accounted for as derivative liabilities. The Company recorded the fair value of the derivative liabilities at issuance of $3,097,542 as a debt discount to the 2023 Convertible Notes and is amortized to interest expense over the term of the notes. Amortization expense for the three and nine months ended September 30, 2025 amounted to $1,1,459,854 and $3,097,542, respectively. The debt discount was fully amortized as of September 2, 2025. The Company evaluated the amendment of the $4.135 million 2023 Convertible Notes under the guidance in ASC 470-50, Debt Modifications and Extinguishments, and determined that the amendment was substantive. The original debt and amended debt have the same principal, interest rate and no consideration was received by the debtor in exchange for the amended note, meaning the net carrying amount of the original debt is equal to the reacquisition amount of the amended debt, therefore no gain or loss on the extinguishment accounting was recognized. As such, the embedded conversion feature is accounted for at fair value at the amendment date and changes in the fair value of the Amended Conversion option are charged to earnings. On September, 2, 2025, $4.135 million of the 2023 Convertible Notes plus $0.54 million of related interest were converted to a total 5,029,463 common shares, and the balance of the derivative liability was reclassed to Additional  Paid In Capital.

Between April 2024 and May, 2025, the Company delivered a Convertible Note Purchase Agreement (“2024 Convertible Note Agreement”) to prospective investors seeking to raise an aggregate amount of up to $15.0 million (“2024 Convertible Note”). The unsecured 2024 Convertible Notes accrue simple interest at 6% per annum commencing on the issuance date of each 2024 Convertible Note. The maturity date of each 2024 Convertible Note is six months after the issuance date, or if sooner, on the date in which the Company consummates an IPO. Each 2024 Convertible Note, together with unpaid accrued interest, shall be automatically converted into the securities issued in the IPO at a conversion price equal to 50% (23% post split) of the lowest price per share paid by the other purchasers of equity securities in the IPO (“conversion price”). Alternatively, in the event the Company consummates an equity, debt, or other financing prior to an IPO, then all principal, together with all unpaid accrued interest under the 2024 Convertible Notes, shall automatically convert, in the event of an equity financing, into the securities issued at a conversion price equal to 50% (23% post-split) of the lowest price per share paid by the other purchasers of equity securities prior to such financing, or, in the event of a debt financing prior to an IPO, the terms of these 2024 Convertible Notes shall be amended and restated to match the terms of such debt financing at the lender’s option. The Company has raised total principal of approximately $5.7 million as of September 30, 2025. The Company determined that the conversion features on the 2024 Convertible Notes met the definition of embedded derivatives that were required to be bifurcated and accounted for as derivative liabilities. The Company recorded the fair value of the derivative liabilities at issuance of $1,825,280 as a debt discount to the 2024 Convertible Notes and is amortized to interest expense over the term of the notes. Amortization expense for the three and nine months ended September 30, 2025 amounted to $719,598 and $1,405,891, respectively. In July 2024, $2.7 million of the $5.7 million 2024 convertible notes were modified to reduce the conversion percentage from 80% to 50% (37% to 23% post-split). The Company evaluated the modification of the $2.7 million 2024 Convertible Notes under the guidance in ASC 470-50, Debt Modifications and Extinguishments, and determined that the modification was not substantive. Since the embedded conversion feature is accounted for at fair value both before and after modification, changes in the fair value of the conversion option are charged to earnings. On September 2, 2025, $5.7 million of the 2024 Convertible Notes plus $0.34 million of related interest were converted to a total 6,496,363 common shares, the balance of the derivative liability was reclassed to Additional  Paid In Capital and the remaining unamortized debt discount was fully amortized to interest expense.

8.	CONVERTIBLE NOTES (cont.)

On November 12, 2024, Richard Fang, former Chief Executive Officer and current director, donated the $7.0 million aggregated convertible note, dated July 2, 2024, and the related accrued interest, to the not for profits organizations, Nexus Science Foundation Inc. (“Nexus”), and Another Dimension Foundation (“Another Dimension”). Under this donation, Nexus and Another Dimension will each receive 50% of the converted value in registered shares. On September 2, 2025, $3.5 million of the Nexus note plus $0.24 million of related interest, and $3.5 million of the Another Dimension note plus $0.24 million of related interest were converted to 4,054,517 and 4,054,517 common shares, respectively, the balance of the derivative liability was reclassed to Additional  Paid In Capital and the remaining unamortized debt discount was fully amortized to interest expense.

The following table summarizes the balances of the convertible notes (in thousands):

	As of
	September 30,	December 31,
	2025	2024
2023 Convertible Notes	$-	$4,160
2024 Convertible Notes	-	10,746
Less: unamortized debt discount	-	(78)

Subtotal	$-	$14,828

Less: Current portion	-	(14,828)

Convertible notes, net of current portion	$-	$-

Accrued cumulative interest:	$-	$725

9.	TEMPORARY EQUITY AND STOCKHOLDER’S DEFICIT

(a)	Redeemable Convertible Preferred Stock

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

Following are the rights and privileges related to the Series A-1 redeemable convertible preferred stock (the “Series A-1 Preferred Stock”):

●

Dividend Provision: The holders of the preferred stock in preference to the holders of common stock are entitled to receive, if and when declared by the board of directors, dividends at the rate of 12% of the original issue price, defined as $1.00, per annum. Such dividends are cumulative and compound annually. No dividends have been declared to date. In addition, the holders of the preferred stock are entitled to receive a dividend equal to any dividend paid on common stock, when and if declared by the board, on the basis of the number of common shares into which the preferred stock may be convertible. Undeclared dividends with respect to the outstanding Series A-1 Preferred Stock as of September 30, 2025 totaled $0 million, due to the Preferred Conversion described below, and as of  December 31, 2024, totaled approximately $7.0 million. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A-1 Preferred Stock will be entitled to the original issue price plus accrued dividends before any funds are available to common stockholders.

●

Conversion Rights: All holders of the Company’s preferred stock have a right to convert the outstanding balances of preferred shares at any time following the date of issuance into a number of fully paid common shares, as specified in the Articles of Incorporation. The conversion rate is the original issue price for the relevant shares divided by the conversion price of the relevant shares, subject to anti-dilution adjustments. In the event of a sale of shares in a public offering resulting in gross proceeds of $25 million to the Company, such conversion into common stock would be mandatory. The 18,406,857 shares of Series A-1 Preferred Stock outstanding on July 7, 2025 were converted, by the holders, into 39,618,919 shares of common stock. As of September 30, 2025, the were no outstanding Preferred Stock holders.

●

Liquidation Preferences: In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price, plus all declared but unpaid dividends. As of September 30, 2025, the redemption preference on liquidation would be approximately $0 million, due to the Preferred Conversion described below.

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

Preferred Conversion: On July 7, 2025, Hunniwell exercised the option to convert all of its Series A-1 Preferred Stock to 39,619,919 shares of common stock.  At the time of conversion, no dividends were declared or paid.

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

9.	TEMPORARY EQUITY AND STOCKHOLDER’S DEFICIT (cont.)

The Company had shares of common stock reserved for issuance as follows:

	September 30,	December 31,
	2025	2024
Conversion of Convertible Notes	-	1,386,344
Options issued and outstanding	7,647,597	7,210,742
Available for future grants of equity awards	746,763	1,183,618
Total	8,394,360	9,780,704

(c)	US Unicorn Agreement

On August 19, 2024, the Company entered into an Acceleration Program Participation Agreement (the “Participation Agreement”), a memorandum of understanding (the “MOU”), a Share Issuance Agreement (the “Share Issuance Agreement”) and a side letter (the “Side Letter,” and, together with the Participation Agreement, the MOU and the Share Issuance Agreement, the “Unicorn Agreements”) with the US Unicorn Foundation, Inc. (“Unicorn”) to provide advisory services in relation to the Company’s planned IPO listing (“Listing”). More specifically, Unicorn will make its best effort to raise, $5 million in capital for the pre-IPO financing round, and connect the Company with underwriters that could support the Listing, as well as other Listing related services in exchange for 2% of Company equity due on signing of the Unicorn agreement, followed by an additional 3% of Company equity if a follow-on financing is completed within 12 months of the Listing. The Side Letter also provides that if the Company does not complete an IPO within 12 months from the date of the agreement or if the Company abandons its pursuit of an initial public offering, Unicorn shall promptly return the Unicorn Shares to the Company. On August 25, 2024, the Company issued 1,342,650 shares at a fair value of $0.80 per share to Unicorn in satisfaction of the 2% of Company equity due on signing of the Unicorn agreement. On July 21, 2025, the Company sent a notice of termination to Unicorn to terminate Unicorn Agreements. On August 22, 2025, the 1,342,650 shares were returned and were then cancelled by the Company.

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

In July 2025, the Company received $0.75 million from three investors for the purchase of 568,184 shares of common stock at a price of $1.32 per share.

(e) Completion of Initial Public Offering (“IPO”)

On September 2, 2025, the Company completed its IPO of 4,250,000 shares of common stock at a price of $4.00 per share for gross proceeds to the Company of $17 million. In connection with the IPO, the 2023 Convertible Notes, 2024 Convertible Notes  and Another Dimension and Nexus notes were automatically converted into 19,634,860 shares of common stock. The offering cost of the IPO included approximately $4.16 million in underwriter commissions , legal expenses and other related offering costs resulting to net proceeds to the Company of $12.859 million.

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

The aggregate number of shares of common stock authorized for issuance under the 2021 Plan is 8,394,360 shares, which may be increased through an amendment to the 2021 Plan adopted by the board of directors. The number of shares authorized is subject to standard adjustments in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Awards that expire or are cancelled generally become available for issuance again under the 2021 Plan. Awards have a maximum term of ten years from the grant date and vest over four years, but may vest over varying periods, as specified by the Company’s board of directors for each grant. In October, 2025, the Company amended the 2021 Plan as described in the below footnote 15. Subsequent Events.

10.	SHARE BASED COMPENSATION (cont.)

A summary of stock option transactions for the nine months ended September 30, 2025 is as follows:

			Weighted
	Shares	Number of	Average
	Available	Options	Exercise
	For Grant	Outstanding	Price
Balance at December 31, 2024	1,094,024	7,300,336	$0.49
Granted	(764,980)	764,980	$2.11
Forfeited	128,309	(128,309)	$0.23
Cancelled	289,410	(289,410)	$0.41
Balance at September 30, 2025	746,763	7,647,597	$0.66

As of September 30, 2025, there were 7,647,597 options outstanding, with a weighted average exercise price of $0.66, a weighted average remaining term of 7.36 years, and an aggregate intrinsic value of $60.0 million. Of these, 4,930,433 were vested, with a weighted average exercise price of $0.43, a weighted average remaining term of 6.81 years and an aggregate intrinsic value of $39.8 million. The options vest over a period of 4 years.

The aggregate intrinsic value represents the total pre-tax value (i.e., the difference between the Company’s stock price and the exercise price) of stock options outstanding as of September 30, 2025, which, based on the active market for the Company’s common stock, was valued at $8.50 per share, which would have been received by the option holders had all their in-the-money options been exercised and sold as of that date. No options have been exercised since the 2021 Plan’s adoption.

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

Stock Price	$1.42
Expected dividend yield	0%
Expected stock price volatility	189%
Risk-free interest rate	4.69%
Expected term (years)	6.08

Total stock-based compensation recognized for options was as follows (in thousands):

	Nine Months Ended
	September 30,	September 30,
	2025	2024
Cost of revenue	$42	$9
Research and development	15	10
Selling, general and administrative	471	641
Total stock-based compensation	$528	$660

As of September 30, 2025, the unrecognized stock-based compensation cost related to outstanding stock options that are expected to vest was $1,923,000 which the Company expects to recognize over an estimated weighted average period of 2.76 years.

11.	INCOME TAXES

The primary differences between the federal statutory income tax rate and the Company’s effective tax rate are due to permanent differences such as meals and entertainment expenses that are non-deductible for tax, state income taxes, the net change in valuation allowance, and other non-taxable items.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities for the nine months ended September 30, 2025 and 2024, were net operating loss carryforwards, accruals and reserves, credits, fixed assets, and other items.

At December 31, 2024, a full valuation allowance was provided for the tax benefits that may not be realized and is still in effect at September 30, 2025. Management believes, based on a variety of factors, it is more likely than not that the deferred income tax assets will not be fully realized.

12.	NET LOSS PER SHARE

Basic and diluted net loss per share are shown in the consolidated statements of operations and comprehensive loss.

No adjustment has been made to the net loss for charges related to the 2023 Convertible Notes, 2024 Convertible Notes or Series A-1 Preferred Stock as the effect would be anti-dilutive due to the Company’s net loss. The following outstanding stock options and shares issuable upon conversion of the Convertible Notes and the Series A-1 Preferred Stock were not considered in the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects for the nine months ended September 30, 2025 and 2024:

	Nine Months Ended
	September 30,
	2025	2024
Common shares issuable upon exercise of common stock options	7,647,597	7,670,413
Common shares issuable upon conversion of Convertible Notes	-	1,367,908
Shares issuable upon conversion of Series A-1 Preferred Stock	-	39,618,919
Total common shares excluded from denominator for diluted earnings per share computation	7,647,597	48,657,240

13.	RETIREMENT PLANS

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

Versa Capital Management, LLC (“Versa”) shares common ownership with Sindex, which owned 100% of the outstanding membership interest of SynCardia prior to the acquisition by PMI. To enable Versa to pay transaction costs on behalf of SynCardia in conjunction with PMI’s acquisition, on September 27, 2021, PMI advanced $100,000 to Versa under an unsecured promissory note (the “Versa Note”) which accrues interest at 8% per annum, compounding annually, repayable within 18 months. The balance receivable under the Versa Note, including accrued interest, was $137,000 as of September 30, 2025, and $112,000 as of September 30, 2024. This note receivable has not been collected. The Versa Note is included within the caption “Due from related parties” within current assets.

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

On June 25, 2024, the Company borrowed $350,000 from Fang Family Fund II, LLC, an entity affiliated with one of its executive directors, under an interest-free loan, repayable after six months or, if sooner, on a date within two months of the loan execution date in on which $1,000,000 in external funding is received. On November 18, 2024, $172,450 of this loan has been repaid. On May 6, 2025, $90,000 of this loan has been repaid.  On September 3, 2025 the $87,500 remaining balance on this loan was repaid.

Effective July 2, 2024, all loans outstanding as of June 20, 2024, from Richard Fang, Fang Family Fund, LLC and Fang Family Fund II, LLC, were consolidated into one loan with a total principal amount of approximately $7.0 million. This loan accrues simple interest at the rate of 6% per annum, and is repayable after six months, unless amended. However, in the event of an initial public offering, while the loan remains outstanding, all principal, together with all unpaid accrued interest, would be automatically converted into common stock of the Company at a 77% discount to the lowest price per share paid by the other purchasers of the equity securities in the initial public offering. The Company evaluated the modification of the notes under ASC 470-50, Debt Modifications and Extinguishments, and determined that the notes were extinguished due to the addition of a substantive conversion option. There was no gain or loss from the debt extinguishment. The Company determined that the conversion feature on the convertible note met the definition of an embedded derivative that was required to be bifurcated recorded the fair value of the derivative liability at issuance of approximately $2.0 million as a debt discount to this convertible note and is amortized to interest expense over the term of the notes. Amortization expense for the nine months ended September 30, 2025 amounted to $22,000. On November 12, 2024, Richard Fang, former Chief Executive Officer and current director, has donated the $7.0 million aggregated convertible note, dated July 2, 2024, and the related accrued interest, to the unrelated not-for-profit organizations, Nexus Science Foundation Inc. (“Nexus”), and Another Dimension Foundation (“Another Dimension”). Under this donation, Nexus and Another Dimension will each receive 50% of the converted value in registered shares. On September 2, 2025, the  Nexus note and the Another Dimension note were converted, see also 8. Convertible Notes.

On July 9, 2024, we borrowed $580,000 from Fang Family Fund II, LLC, an entity affiliated with one of our executive directors, under a loan which bears interest at the LIBOR rate, compounding monthly, repayable after six months or, if sooner, on the date in which $5 million in external funding is received. We have amended this loan to reflect the change to SOFR from LIBOR. This loan plus accrued interest of $31,918 was repaid on September 4, 2025.

On August 7, 2024, we borrowed $110,000 from Fang Family Fund II, LLC, an entity affiliated with one of our executive directors, under an interest-free loan, repayable after six months or, if sooner, on the date on which we go public through a successful IPO or receives $5 million in external funding. This loan was repaid on September 4, 2025.

On August 21, 2024, we borrowed $350,000 from Fang Family Fund II, LLC, an entity affiliated with one of our executive directors, under an interest-free loan, repayable after six months or, if sooner, on the date on which we go public through a successful IPO or receives $5 million in external funding. This loan was repaid on September 4, 2025.

On September 17, 2024, we borrowed $450,000 from Fang Family Fund II, LLC, an entity affiliated with one of our executive directors, under an interest-free loan, this is a short-term loan and shall become due in full and repaid upon our receipt of the same amount of funds or greater within a two-month (60 days) period after receiving the subject loan from an external investor (not a related party). If we are unable to repay the loan within a two-month period after receiving this short-term loan, the Fang Family Fund II, LLC will be entitled to all proceeds from sales until the loan is repaid. This loan was repaid on September 4, 2025.

As of September 30, 2025, the Company determined that it overpaid interest on the above Fang Family loans of $134,712 and recognized this amount as a receivable reported in “Due from related parties” in the consolidated balance sheet as of September 30, 2025.

Senior Secured Notes:

On various dates in January and June 2025, the Company borrowed $1.75 million from Fang Family Fund II, LLC, an entity affiliated with one of its executive directors, under a loan agreement which bears 6% interest per annum. The principal and accrued interest of this Note will be due and payable by the Company in cash at any time before or after twelve (12) months from the date of the transfer of funds (the “Maturity Date”) at the Company’s written election or upon written demand by the Holder. Notwithstanding the foregoing sentence, the Company may, with the written consent of Holder, elect to extend the Maturity Date. Under these notes, the Company unconditionally grants, assigns, and pledges to the Holder a continuing security interest in all of the Company’s right, title, and interest in all currently existing and hereafter acquired or arising Collateral to secure prompt repayment of any and all sums due under this note. On September 4, 2025 the $1.75 million loan plus $0.05 million in interest has been paid.

On July 1, 2025, the Company amended a $250,000 related party working capital loan, issued on August 20, 2024, and issued a $93,633 loan to Hunniwell for travel expense reimbursements and a $187,190 loan to Daniel Teo, for severance from prior employment, under the same terms as the Senior Secured Notes. Under the Senior Secured Notes, the Company unconditionally grants, assigns, and pledges to the Holder a continuing security interest in all of the Company’s right, title, and interest in all currently existing and hereafter acquired or arising Collateral to secure prompt repayment of any, and all sums due under the Senior Secured Notes. On July 1, 2025, the Company extended the maturity date of the Senior Secured Notes to October 15, 2025. On September 9, 2025, the $250,000 related party working capital loan plus $15,781 interest, the $93,633 Hunniwell travel expense reimbursement loan plus $5,237 interest ,and the $187,190 severance loan plus $2,042 interest have been paid.

On July 8, 2025 the Company borrowed $425,000 from Fang Family Fund I, LLC, an entity affiliated with one of its executive directors, under a loan agreement which bears 6% interest per annum. The principal and accrued interest of this Note will be due and payable by the Company in cash on October 15, 2025 (the “Maturity Date”) at the Company’s written election or upon written demand by the Holder. Notwithstanding the foregoing sentence, the Company may, with the written consent of Holder, elect to extend the Maturity Date. Under these notes, the Company unconditionally grants, assigns, and pledges to the Holder a continuing security interest in all of the Company’s right, title, and interest in all currently existing and hereafter acquired or arising Collateral to secure prompt repayment of any and all sums due under this note. On September 4, 2025 the $425,000 loan plus $4,533 interest has been paid.

On August 18, 2025 the Company borrowed $450,000 from Fang Family Fund I, LLC, an entity affiliated with one of its executive directors, under a loan agreement which bears 6% interest per annum. The principal and accrued interest of this Note will be due and payable by the Company in cash on October 15, 2025 (the “Maturity Date”) at the Company’s written election or upon written demand by the Holder. Notwithstanding the foregoing sentence, the Company may, with the written consent of Holder, elect to extend the Maturity Date. Under these notes, the Company unconditionally grants, assigns, and pledges to the Holder a continuing security interest in all of the Company’s right, title, and interest in all currently existing and hereafter acquired or arising Collateral to secure prompt repayment of any and all sums due under this note. On September 4, 2025 the $450,000 loan plus $1,200 interest has been paid.

The term Collateral in the above loans refers to all assets of the Company, including without limitation all of the Company’s right, title, and interest in assets, whether now owned or hereafter acquired or arising and wherever located.

15.	SUBSEQUENT EVENTS

In connection with the issuance of the consolidated financial statements for the nine months ended September 30, 2025, the Company has evaluated subsequent events through the date the consolidated financial statements were issued.

Amended Incentive Plan:

On October 10, 2025, the Company’s stockholders approved an amendment to the Company’s 2021 Equity Incentive Plan (the “Amended Incentive Plan”) to (i) increase the aggregate number of shares of Common Stock available under the 2021 Equity Incentive Plan to a total of 18,000,000 shares, (ii) include warrant as a type of awards issuable under the Amended Incentive Plan, and (iii) to ratify the 2021 Equity Incentive Plan.

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

Results of Operations

Comparison of Nine Months Ended September 30, 2025 and 2024

The following table summarizes Picard’s results of operations (in thousands, except percentages) (unaudited):

	Nine Months Ended
	September 30,
	(unaudited)		Change
	2025	2024	$	%
Revenues, net:
Products	$3,859	$3,498	$361	10%
Rentals	72	57	15	26%
Total revenues	$3,931	$3,555	$376	11%

Cost of revenues:
Products	2,999	2,374	625	26%
Rentals	1,547	1,429	118	8%
Total cost of revenues	4,546	3,803	743	20%

Gross loss	(615)	(248)	(367)	148%

Operating expenses:
Research and development costs	2,502	2,591	(89)	-3%
Selling, general and administrative expenses	7,137	7,301	(164)	-2%
Total operating expenses	9,639	9,892	(253)	-3%

Operating loss	(10,254)	(10,140)	(114)	1%

Other income and expense:
Interest expense	(5,386)	(1,636)	(3,750)	229%
Derivative loss	(7,040)	(441)	(6,599)	1,496%
Total other expenses, net	(12,426)	(2,077)	(10,349)	498%
Loss before income taxes	(22,680)	(12,217)	(10,463)	86%
Provision for income tax	(31)	-	(31)	100%
Net loss	$(22,711)	$(12,217)	$(10,494)	86%

Revenues

Total revenues increased by $0.4 million or 10% for the nine months ended September 30, 2025, as compared to nine months ended September 30, 2024. This increase is due to an increase in US product sales of $0.87 million, offset by decreases in Europe and the rest of the world of $0.35 million, and $0.14 million, respectively.

Cost of Revenues

Total cost of revenues increased by $0.7 million, or 20%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase in the nine months ended September 30, 2025, is due to increased product manufacturing cost. Our total cost of revenue as a percentage of total sales for the nine months ended September 30, 2025 and 2024 was 116% and 107%, respectively.

Research and Development Expenses

Research and development expenses decreased by $0.09 million, or 3%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The decrease was primarily attributable to the decrease of research and development personnel between the two periods

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.2 million, or 2%, for the nine months ended September 30, 2025, as compared to the nine months ended September 30, 2024. The increase was primarily attributable to increases in general legal expenses.

Total Other Expenses

Total other expenses increased by $10.4 million, or 498%, for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. The increase was attributed to derivative (non-cash) accounting for the issued convertible notes.

Comparison of Three Months Ended September 30, 2025 and 2024

The following table summarizes Picard’s results of operations (in thousands, except percentages) (unaudited):

	Three Months Ended
	September 30,
	(unaudited)		Change
	2025	2024	$	%
Revenues, net:
Products	$1,115	$881	$234	27%
Rentals	72	-	72	100%
Total revenues	$1,187	$881	$306	35%

Cost of revenues:
Products	880	1,077	(197)	-18%
Rentals	437	477	(40)	-8%
Total cost of revenues	1,317	1,554	(237)	-15%

Gross loss	(130)	(673)	543	-81%

Operating expenses:
Research and development costs	951	961	(10)	-1%
Selling, general and administrative expenses	2,406	2,810	(404)	-14%
Total operating expenses	3,357	3,771	(414)	-11%

Operating loss	(3,487)	(4,444)	957	-22%

Other income and expense:
Interest expense	(2,404)	(1,382)	(1,022)	74%
Other income (expense), net	(4,535)	(380)	(4,155)	1,093%
Total other expenses, net	(6,939)	(1,762)	(5,177)	294%
Loss before income taxes	(10,426)	(6,206)	(4,220)	68%
Provision for income tax	-	-	-	0%
Net loss	$(10,426)	$(6,206)	$(4,220)	68%

Revenues

Total revenues increased by $0.3 million or 35% for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. This increase is due to an increase in U.S. sales of $0.5 million, offset by a decrease in Europe and the rest of the world of $0.1million, and $0.1 million, respectively.

Cost of Revenues

Total cost of revenues decreased by $0.2 million, or 15%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease in cost of revenues for the three months ended September 30, 2025, was mainly due to $0.2 million in product costs. Rental revenue and rental cost are not directly correlated. Our total cost of revenue as a percentage of total sales for the three months ended September 30, 2025 and 2024 was 111% and 176%, respectively.

Research and Development Expenses

Research and development expenses decreased by $0.01 million, or 1%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily attributable to $0.01 million of labor costs. We do not track expenses by product candidate. While research and development supply expense are isolated by product, personnel are not. Research and Development personnel do not work on current product production, therefore labor expense is not isolated by product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased by $0.4 million, or 14%, for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024. The decrease was primarily attributable to decreases in general professional expenses.

Total Other Expenses

Total other expenses increased by $5.2 million, or 294%, for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily attributed to derivative (non-cash) accounting for the issued convertible notes.

Liquidity and Capital Resources

Funding Requirements and Going Concern

We have incurred operating losses since inception, including net losses of $21.1 million and $22.7 million for the year ended December 31, 2024 and the nine months ended September 30, 2025, respectively. While we already have FDA-approved products that are generating commercial revenue, the business needs to scale up in order to offset a large, fixed overhead cost from our site in Tucson, AZ. Moreover, we are also investing heavily in the development of updates and next generation devices and therefore expect to continue to incur significant expenses and operating losses for the foreseeable future. Furthermore, we expect to incur additional expenses with transitioning to, and operating as, a public company.

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

Sources of Liquidity

To date, we have funded our operations primarily with the proceeds from Series A-1 Preferred Stock, loans from related parties, and convertible notes issued to related parties and other investors. On September 2, 2025, the Company consummated our Initial Public Offering, see also Part II. Item 2 – Use of Proceeds, below.

Cash Flows

The following table shows a summary of our cash flows (in thousands):

	Nine Months Ended
	September 30,
	2025	2024
Net cash used in operating activities	$(11,296)	$(8,722)
Net cash used in investing activities	$-	$-
Net cash provided by financing activities	$14,061	$8,508

Net cash used in operating activities

Net cash used in operating activities of $11.3 million for the nine months ended September 30, 2025, was primarily attributable to our net loss of $22.7 million, offset by $11.6 million in embedded derivative loss and amortization of the debt discount, $0.6 million increase in provision for excess and obsolete inventory, a $0.5 million increase in stock compensation, and $0.3.million increase in amortization of right-of-use assets expense.

Net cash used in operating activities of $8.7 million for the nine months ended September 30, 2024 was primarily attributable to our $12.2 million net loss, offset by $2.0 million in accounts payable, $1.2 million in amortization of debt discount and $0.7 million of stock-based compensation.

Net cash used in investing activities

Net cash used in investing activities was $0, and $0 for the nine months ended September 30, 2025 and 2024 respectively.

Net cash provided by financing activities

Net cash provided by financing activities was $14.1 million for the nine months ended September 30, 2025, which primarily consisted of net proceeds of $15.2 million, $2.0 million, $2.24 million, and $2.9 million from the issuance of common stock, convertible notes, stock subscriptions, and related party notes, respectively, offset by $8.2 million in repayments of related party loan notes.

Net cash provided by financing activities was $8.5 million for the nine months ended September 30, 2024, which consisted primarily of proceeds of $9.7 million from loans from related parties and convertible debt, offset by $1.2 million in repayments to related party loans.

Off-Balance Sheet Arrangements

As of September 30, 2025 and December 31, 2024, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Emerging Growth Company Status

We will qualify as an emerging growth company, as defined in the JOBS Act and may remain an emerging growth company for up to five years following the completion of our September 2, 2025 IPO. For so long as we remain an emerging growth company, We are permitted and intend to rely on certain exemptions from various public company reporting requirements, including delaying adopting new or revised accounting standards issued until such time as those standards apply to private companies, not being required to have our internal control over financial reporting audited by our independent registered public accounting firm pursuant to Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a non-binding advisory vote on executive compensation and any golden parachute payments not previously approved. In particular, in this Form 10-Q statement, we have not included all of the executive compensation-related information that would be required if we were not an emerging growth company. Accordingly, the information contained herein may be different than the information you receive from other public companies in which you hold stock.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting. Accordingly, we cannot provide reasonable assurance that information required to be disclosed by us in reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, to allow our Chief Executive Officer and Chief Financial Officer to make timely decisions regarding required disclosures as of September 30, 2025.

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

The remediation actions planned include:

●

Retain additional accounting personnel with public company financial reporting, technical accounting, SEC compliance, and strategic financial advisory experience to achieve adequate segregation of duties;

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

Use of Proceeds

On September 2, 2025, we consummated our Initial Public Offering of 4,887,500 shares of common stock, at a price to the public of $4.00 per share, resulting in total gross proceeds of $19.55 million. After deducting fees and expenses related to the Initial Public Offering, the Company received $15.2 million in net proceeds

The Company used the proceeds from the Initial Public Offering to obtain additional capital to support its operations, to create a public market for its common stock and to facilitate our future access to the public equity markets. The Company also intends to use the net proceeds to support market expansion via a joint venture in China, to fund research and development activities of our products, including the next generation portable driver, next generation hospital driver, and fully implantable system, to build sales, marketing and distribution capabilities for our total artificial heart system, including the costs of additional inventory and expansion of our base of additional drivers, repayment of debt, and for general operational expenses, working capital and other general corporate purposes.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

On September 2,, 2025, in connection with the Company’s IPO, the Company adopted the Second Amended and Restated Certificate of Incorporation, which provides for, among other things, that stockholders seeking to bring business before an annual meeting of stockholders, or to nominate candidates for election as directors at our annual meeting of stockholders, must provide timely notice. To be timely, a stockholder’s notice will need to be delivered to our Secretary at our principal executive offices as follows: (i) in the case of an election of directors at an annual meeting of stockholders, not less than 90 days nor more than 120 days prior to the one-year anniversary of the preceding year’s annual meeting; provided, however, that in the event that the date of the annual meeting is advanced by more than thirty (30) days, or delayed by more than seventy (70) days, from the first anniversary of the preceding year’s annual meeting, a stockholder’s notice must be so received not earlier than the 120th day prior to such annual meeting and not later than the close of business on the later of (A) the 90th day prior to such annual meeting and (B) the tenth day following the day on which public disclosure of the date of such annual meeting is first made; or (ii) in the case of an election of directors at a special meeting of stockholders, provided that directors are to be elected at such special meeting as set forth in our notice of meeting and provided further that the nomination made by the stockholder is for one of the director positions that the notice of meeting states will be filled at such special meeting, not earlier than the 120th day prior to such special meeting and not later than the close of business on the later of (x) the 90th day prior to such special meeting and (y) the tenth day following the day on which public disclosure of the date of such special meeting for the election of directors is first made. The Bylaws will also specify certain requirements as to the form and content of a stockholders’ notice. These provisions may preclude our stockholders from bringing matters before our annual meeting of stockholders or from making nominations for directors at our annual meeting of stockholders.

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

Signature	Position	Date

/s/ Patrick NJ Schnegelsberg	Principal Executive Officer and Director	November 14, 2025
Patrick NJ Schnegelsberg	(Principal Executive Officer)

/s/ Bernard Skaggs	Principal Financial Officer	November 14, 2025
Bernard Skaggs	(Principal Financial Officer and Principal Accounting Officer)