Form 10-K/A
period 2025-12-31
Picard Medical, Inc.
filed 2026-05-15
CIK 2030617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-K/A

Amendment No. 1

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
Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

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

Number of common shares outstanding as of May 11, 2026: 92,349,845

DOCUMENTS INCORPORATED BY REFERENCE

None

Auditor Firm Id: 206	Auditor Name: MaloneBailey, LLP	Auditor Location: Houston, Texas

		Page

PART III.
Item 11.	Executive Compensation	56

PART IV.
Item 15.	Exhibit and Financial Statement Schedules	58
Signatures		59

EXPLANATORY NOTE

Picard Medical, Inc. (“Picard,” “PMI” or the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed with the Securities and Exchange Commission (the “SEC”) on March 30, 2026 (the “Original Filing” or the “2025 Form 10-K”). In this Amendment, the terms the “Company,” “we,” “us,” and “our” refer to Picard Medical, Inc. and its wholly-owned subsidiary.

This Amendment is being filed for the purpose of amending the information required by Item 11 of Part III of Form 10-K included in the Original Filing to provide corrected disclosures. In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Original Filing and Item 11 of Part III of the Original Filing are hereby amended and restated in their entirety

Except as described above, no other changes have been made to the Original Filing. This Amendment does not affect any other section of the Original Filing not otherwise discussed herein and continues to speak as of the date of the Original Filing. The Company has not updated the disclosures contained in the Original Filing to reflect any events that occurred subsequent to the date of the Original Filing. Among other things, any forward-looking statements made in the Original Filing have not been revised to reflect events, results or developments that have occurred or facts that have become known to us after the date of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Amendment should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

PART III

ITEM 11. EXECUTIVE COMPENSATION

Director Compensation Program

Directors who are officers of the Company do not receive compensation for their service as directors.

We provide the following compensation for non-management directors:

●	Each non-management director receives an annual director’s fee payable in cash equal to $35,000 and an annual grant of $15,000 stock options;
●	The chair of the audit committee receives an additional annual fee payable in cash equal to $15,000;
●	The chair of the compensation committee receives an additional annual fee payable in cash equal to $10,000.

We also reimburse directors for all expenses incurred in attending Board and committee meetings.

The following table provides information regarding the compensation of our non-management directors for the year ended December 31, 2025:

Name	Fees Earned Or Paid in Cash	Stock Option Awards	Total
Richard Fang	$-	$-	$-
Sam Van	$16,667	$-	$16,667
George Ye	$15,000	$-	$15,000

PART IV

ITEM 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	Documents filed as part of this Form 10-K/A.

The financial statements and required financial statement schedules are included in the Original Filing.

(b)	Exhibits.

31.1*	Certification of the Chief Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of the Chief Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a).
32.1+	Certification of the Chief Executive Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
32.2+	Certification of the Chief Financial Officer required by Rule 13a-14(b) or Rule 15d-14(b) and 18 U.S.C. 1350.
101.INS*	Inline XBRL Instance Document (The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*	Filed herewith.
+	Previously filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PICARD MEDICAL, INC.

By	/s/ Patrick NJ Schnegelsberg
Patrick NJ Schnegelsberg
Chief Executive Officer

Date:

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company May 14, 2026 in the capacities indicated below.

/s/ Patrick NJ Schnegelsberg
Patrick NJ Schnegelsberg Principal Executive Officer and Director

/s/ Bernard Skaggs
Bernard Skaggs Principal Financial Officer and Principal Accounting Officer

/s/ Richard Fang
Richard Fang Director

/s/ George Ye
George Ye Director
/s/ Sam Van
Sam Van Director