Form 10-Q
period 2026-03-31
Picard Medical, Inc.
filed 2026-05-15
CIK 2030617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 11, 2026, there were 92,349,845 shares of common stock, par value $0.0001 issued and outstanding.

PICARD MEDICAL, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three months ended March 31, 2026 and 2025	2
	Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit) for the three months ended March 31, 2026 and 2025	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23
Item 4.	Controls and Procedures	24

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	25
Item 1A.	Risk Factors	25
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	25
Item 3.	Defaults Upon Senior Securities	25
Item 4.	Mine Safety Disclosures	25
Item 5.	Other Information	25
Item 6.	Exhibits	26

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

ii

●	There can be no assurance that we will be able to comply with the continued listing standards of the NYSE;
●

The market price of our common stock may be volatile, an active trading market may not develop or be sustained, and/or future equity or debt financings, conversions, or other securities issuances could cause substantial dilution and further volatility;

●	Our independent registered public accounting firm has included an explanatory paragraph relating to our ability to continue as a going concern in its report on our audited financial statements;
●	We have been, and may in the future be, subject to securities class action or derivative litigation; and
●	Any other risk set forth in Part I, Item 1A. Risk Factors of our Form 10-K, filed with the SEC on March 30, 2026.

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PICARD MEDICAL, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	March 31,	December 31,
	2026	2025
Assets
Current assets:
Cash and cash equivalents	$121	$7,451
Restricted Cash	-	4,000
Accounts receivable	596	623
Inventory, net	7,445	7,303
Due from related parties	-	134
Prepaid expenses and other current assets	1,347	1,215
Total current assets	9,509	20,726

Property and equipment, net	184	183
Finance lease right-of-use assets, net	141	152
Operating lease right-of-use assets, net	284	363
Intangible assets, net	487	509
Goodwill	615	615
Total assets	$11,220	$22,548

Liabilities, Temporary Equity, and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,711	$2,079
Current portion of finance lease liability	79	77
Current portion of operating lease liability	329	386
Loans from related parties	700	1,000
Senior secured note	2,157	5,448
Warrant liability	4,699	7,842
Accrued interest	4	6
Other accrued liabilities	1,980	1,857
Total current liabilities	12,659	18,695

Finance lease liability, net of current portion	9	30
Operating lease liability, net of current portion	-	34
Total liabilities	12,668	18,759

Commitments and contingencies (Note 7)

Temporary equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; 0 Series A-1 issued and outstanding as of March 31, 2026 and December 31, 2025	-	-

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 300,000,000 shares authorized; 75,264,045 and 73,701,176 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	8	7
Additional paid-in capital	82,757	80,397
Accumulated other comprehensive income	246	228
Accumulated deficit	(84,459)	(76,843)
Stockholders’ equity (deficit)	(1,448)	3,789
Total liabilities, temporary equity, and stockholders’ equity (deficit)	$11,220	$22,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months ended March 31,
	2026	2025
Revenues, net:
Products	$943	$613
Rentals	207	7
Total revenues	1,150	620

Cost of revenues:
Products	437	568
Rentals	438	410
Total cost of revenues	875	978

Gross profit (loss)	275	(358)

Operating expenses:
Research and development	1,895	808
Selling, general and administrative	2,891	2,080
Total operating expenses	4,786	2,888

Operating loss	(4,511)	(3,246)

Other income (expenses):
Interest expense	(5)	(555)
Derivative loss	-	(1,729)
Change in fair value of senior secured note and warrant liability	2,998	-
Loss on settlement of debt	(6,098)	-
Total other income (expenses), net	(3,105)	(2,284)

Loss before income taxes	(7,616)	(5,530)

Provision for income taxes	-	31

Net loss	(7,616)	(5,561)

Undeclared Series A-1 preferred dividends	-	(780)

Net loss attributable to common stockholders	$(7,616)	$(6,341)

Net loss per share—basic and diluted	$(0.10)	$(0.80)

Weighted average common shares outstanding—basic and diluted	74,437,715	7,963,188

Comprehensive Loss:
Net loss	$(7,616)	$(5,561)
Foreign currency translation adjustments, net of tax	18	(1)
Comprehensive loss	$(7,598)	$(5,562)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

							Accumulated
	Series A-1				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances as of December 31, 2025	-	$-	73,701,176	$7	$80,397	$(76,843)	$228	$3,789

Common Stock issued to settle debt	-	-	1,380,359	1	2,153	-	-	2,154

Stock-based compensation	-	-	-	-	165	-	-	165

Stock options exercised	-	-	183,510	-	42	-	-	42

Net loss	-	-	-	-	-	(7,616)	-	(7,616)

Translation adjustment	-	-	-	-	-	-	18	18

Balances as of March 31, 2026	-	$-	75,265,045	$8	$82,757	$(84,459)	$246	$(1,448)

							Accumulated
	Series A-1				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances as of December 31, 2024	18,406,857	$20,265	9,286,235	$1	$5,561	$(49,841)	$278	$(44,001)

Common Stock issued for cash	-	-	352,852	-	500	-	-	500

Stock-based compensation	-	-	-	-	141	-	-	141

Net loss	-	-	-	-	-	(5,561)	-	(5,561)

Translation adjustment	-	-	-	-	-	-	(1)	(1)

Balances as of March 31, 2025	18,406,857	$20,265	9,639,087	$1	$6,202	$(55,402)	$277	$(48,922)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Three Months ended March 31,
	2026	2025
Cash flows from operating activities:
Net loss	$(7,616)	$(5,561)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	46	42
Amortization of right of use asset	90	87
Amortization of discount on debt issued	-	266
Derivative loss	-	1,729
Change in fair value of senior secured note and warrant liability	(2,998)	-
Provision for excess and obsolete inventory	180	319
Stock-based compensation	165	141
Loss on settlement of debt	6,098	-
Changes in operating assets and liabilities:
Accounts receivable	27	506
Inventory	(321)	(246)
Prepaid expenses and other assets	(132)	28
Accounts payable	632	227
Accrued expenses and other liabilities	121	318
Operating lease obligation	(92)	(97)
Net cash used in operating activities	(3,800)	(2,241)

Cash flows from investing activities:
Purchase of plant, property and equipment	(26)	-
Net cash used in investing activities	(26)	-

Cash flows from financing activities:
Proceeds from loans from related parties	700	1,352
Repayments of loans from related parties	(866)	-
Issuance of convertible notes	-	1,000
Payments of senior secured note	(7,379)	-
Stock option exercise	42	-
Proceeds from issuance of Common Stock	-	500
Repayment of finance lease obligations	(19)	(18)
Net cash provided by (used in) financing activities	(7,522)	2,834

Effect of exchange rate changes on cash and cash equivalents	18	(1)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,330)	592
Cash, cash equivalents, and restricted cash at beginning of the period	11,451	96
Cash and cash equivalents at end of the period	$121	$688

Supplemental disclosure of cash flow information:
Cash paid for income taxes	-	$17
Cash paid for interest	$6	$-

Non-cash financing activities:
Issuance of shares for settlement of debt	$2,077	$-
Repayment of related party loan through settlement of related party receivable	$134	$-
Derivative liability recognized on issuance of convertible notes	$-	$616

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT’S PLAN

Description of Business

Picard Systems, Inc. was originally incorporated in the state of Delaware on April 8, 2021, for the purpose of investing in and acquiring medical device companies, including SynCardia Systems, LLC (“SynCardia”) and its fully consolidated subsidiaries SynCardia Systems Australia Pty Ltd. ("SynCardia Australia") and SynCardia Systems Europe, GmbH (“SynCardia GmbH”). On September 27, 2021, Picard Systems, Inc. acquired all of the authorized and outstanding membership units of SynCardia and it changed its name to Picard Medical, Inc. (“PMI”, or collectively, the “Company”).

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The December 31, 2025, condensed consolidated balance sheet was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of March 31, 2026, and its results of operations, changes in temporary equity and stockholders’ equity (deficit) and cash flows for the three months ended March 31, 2026 and 2025. The results of operations for the three months ended March 31, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.

The condensed consolidated financial statements include the financial statements of PMI and its subsidiaries. All intercompany transactions and account balances between PMI and its subsidiaries have been eliminated in consolidation.

Going Concern, Liquidity and Management’s Plans

The Company has evaluated whether there are any conditions and events, considered in the aggregate, that raise substantial doubt about its ability to continue as a going concern for at least twelve months from the date of this report, and the near term thereafter. The Company has incurred operating losses and negative cash flows from operations for the three months ended March 31, 2026, and SynCardia has a history of operating losses dating back to its inception. The Company expects that operating losses and negative cash flows from operations will continue into the foreseeable future, and the Company will need to raise additional debt and/or equity financing to fund operations until it generates positive cash flows from operations.

To date, the Company’s available liquidity and operations have been financed primarily through the issuance of common stock, preferred stock, and debt. For the year ended December 31, 2025, the Company raised $9.7 million, net of repayments from the issuance of debt. For the three months ended March 31, 2026, the Company paid $0.2 million, net of borrowings, for related party debt, repaid $7.4 million of Senior Secured Note (as defined below in Footnote 8 - DEBT) payable and settled $2.1 million of Senior Secured Note through issuance of common stock. In order to proceed with the Company’s business plan, the Company will need to raise additional funds through the issuance of additional debt, equity, or other commercial arrangements, which may not be available to the Company when needed or on terms that the Company deems to be favorable. To the extent the Company raises additional capital through the sale of equity, the ownership interest of its current shareholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common shareholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If the Company is unable to obtain sufficient financial resources, its business, financial condition, and results of operations may be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate parts of its strategic business plan or future commercialization efforts. There can be no assurance the Company will be able to obtain financing on acceptable terms. Therefore, based on the Company’s current financial condition and expected future cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date of these financial statements issued. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if the Company is unable to continue as a going concern.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and disclosure of contingent assets and liabilities in the financial statements and accompanying notes. These estimates are based on information available through the date of the issuance of the financial statements and actual results and outcomes could differ from these estimates and assumptions. Areas requiring significant estimates and assumptions by the Company include, but are not limited to:

●	Provisions for income taxes and related valuation allowances and tax uncertainties;

●	Recoverability of long-lived assets and their related estimated useful lives;

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

●	Accruals for estimated liabilities;

●	Valuation of inventory;

●	Valuation of leased assets;

●	Valuation of stock-based compensation;

●	Valuation of senior secured note; and

●	Valuation of warrants.

Foreign Currency Translation

The functional currency of the Company’s subsidiaries in Germany and Australia is their respective local currency. Assets and liabilities are translated into U.S. dollars, the reporting currency, at the exchange rate on the balance sheet date. Revenues and expenses are translated into U.S. dollars at the average rates of exchange prevailing during each reporting period. Foreign currency translation adjustments resulting from this process are reported as an element of comprehensive loss, net of income taxes, on the condensed consolidated statements of operations and comprehensive loss. Transactions executed in different currencies are translated at spot rates and resulting foreign exchange transaction gains and losses are charged to income.

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

Restricted Cash

Restricted cash as of December 31, 2025, represents cash set aside by the Company to comply with the minimum liquidity requirement in our senior secured note due 2028 by and between the Company and High Trail Special Situations LLC (the “Senior Secured Note”).

Financial Instruments and Concentrations of Credit and Business Risk

Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of cash, cash equivalents and accounts receivable.

Fair Value of Financial Instruments

Fair value accounting is applied for all financial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Financial instruments include cash and cash equivalents, accounts receivable, notes receivable, accounts payable, notes payable, derivative liabilities and accrued liabilities. The Company has elected the fair value option for its Senior Secured Note in accordance with ASC 825, “Financial Instruments”. Under this election, the Senior Secured Note is recognized at fair value at issuance and subsequently remeasured at fair value at each reporting date with changes in fair value recognized in earnings.

Fair Value Measurements

Assets and liabilities recorded at fair value on a recurring basis in the condensed consolidated balance sheets are categorized based upon the level of judgment associated with inputs used to measure their fair values. The accounting guidance also establishes a three-level valuation hierarchy that prioritizes the inputs to valuation techniques used to measure fair value based upon whether such inputs are observable or unobservable. Observable inputs reflect market data obtained from independent sources, while unobservable inputs reflect market assumptions made by the reporting entity.

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

Inventory, net

Inventory is stated at the lower of cost, determined using the first in, first out basis, or net realizable value. Inventory consists primarily of raw material components used in the manufacturing of SynCardia TAHs and related equipment as well as work-in-process inventory related primarily to SynCardia TAHs. Finished goods consist primarily of SynCardia TAHs and related equipment located at medical centers trained and certified in the implantation of the SynCardia TAH and appropriate patient aftercare (“Centers”). Work-in-process and finished goods include the cost of all direct material, labor, and overhead costs. Inventory write-downs are recorded based on excess and obsolete exposures, determined primarily by future demand forecasts. These write-downs are measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. In addition, a liability is recorded for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities that exceed forecasts of future demand. As of March 31, 2026, the Company had no unconditional and noncancelable purchase commitments.

Property and Equipment

Property and equipment are recorded at cost, net of accumulated depreciation. Improvements, renewals, and extraordinary repairs that materially extend the useful life of the asset are capitalized; other repairs and maintenance charges are expensed as incurred.

Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Depreciation begins at the time the asset is placed in service. Upon sale or retirement of assets, the cost and related accumulated depreciation are removed from the condensed consolidated balance sheets, and the resulting gain or loss is reflected in operating expenses in the period realized.

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

Quantitative impairment tests consider both the income approach and the market approach to estimate a reporting unit’s fair value. The income and market valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, residual values, discount rates and comparable multiples from publicly traded companies in the Company’s industry and require it to make certain assumptions and estimates regarding industry economic factors and the future profitability of the business. As of March 31, 2026 and December 31, 2025, the Company has assessed no impairment of goodwill.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, primarily property and equipment, right-of-use lease assets, developed technology and trade name, for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. As of March 31, 2026 and December 31, 2025, the Company has assessed no impairment of its long-lived assets.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Contracts with Multiple Performance Obligations

From time to time, the Company has contracts with customers that contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The Company accounts for individual goods and services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the products and/or services, the solution provided and the structure of the sales contract. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis for those performance obligations with stable observable prices. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of the contracts, pricing when certain services are sold on a standalone basis, the products sold, customer demographics, geographic locations, and the volume of services purchased. As of March 31, 2026 and December 31, 2025, there were no unsatisfied performance obligations associated with its customer contracts.

Returns

The Company does not offer rights of return for its products and services in the normal course of business.

Contract Balances

The Company’s contract liabilities, if any, consist of advance payments for systems as well as deferred revenue on service obligations (see Note 5). As of March 31, 2026 and December 31, 2025, there was no amount of deferred revenue recorded on the Company’s condensed consolidated balance sheets, respectively.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Practical Expedients

The Company applies a practical expedient to expense costs as incurred for costs to obtain a contract when the amortization period would have been one year or less. These costs are recorded within selling, general and administrative expenses in the condensed consolidated statements of operations and comprehensive loss.

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

Diluted net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of common shares outstanding plus common share equivalents from conversion of dilutive stock options using the treasury method and Series A-1 Preferred Stock (as defined below in Footnote 9) and Convertible Notes (as defined below in Footnote 8) using the as-converted method, except when antidilutive. In the event of a net loss, the effects of all potentially dilutive shares are excluded from the diluted net loss per share calculation as their inclusion would be antidilutive.

Stock-Based Compensation

The Company measures the fair value of all stock-based awards, including stock options, on the grant date and records the fair value of these awards to compensation expense over the service period. The Company has elected to account for forfeitures as they occur. The fair value of stock option awards is estimated using the Black-Scholes valuation model, which considers several variables and assumptions in estimating the fair value of stock-based awards. These assumptions include:

●	per share fair value of the underlying common stock;

●	risk-free interest rate;

●	expected term;

●	expected stock price volatility over the expected term; and

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

●	expected annual dividend yield.

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

Leases

The Company records operating leases as right-of-use assets and operating lease liabilities in its condensed consolidated balance sheets for all operating leases with terms exceeding one year. Right-of-use assets represent the right to use an underlying asset for the lease term, including extension options considered reasonably certain to be exercised, and operating lease liabilities represent obligations to make lease payments. Right-of-use assets and operating lease liabilities are recognized based on the present value of lease payments over the lease term. To the extent that lease agreements do not provide an implicit rate, the Company uses its incremental borrowing rate based on information available at the lease commencement date to determine the present value of lease payments. The expense for operating lease payments is recognized on a straight-line basis over the lease term and is included in operating expenses in the Company’s condensed consolidated statement of operations. The Company has elected to not separate lease and non-lease components of its operating leases.

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

The Company internally reports the following segment financial information, on a consolidated basis, to its CODM: revenue by product and rentals, cost of revenues by product and rentals, and gross profit. Gross profit is the measure of segment profitability used by the CODM to assess performance and allocate resources and is presented on the condensed consolidated statements of operations and comprehensive loss. The CODM also reviews the disaggregation of revenue by geography that is presented in Note 5. There are no segment operating expenses that require disclosure other than the expense categories presented on the condensed consolidated statements of operations and comprehensive loss. The measure of segment assets is reported on the condensed consolidated balance sheets as total assets.

Recent Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which applies to all public business entities. This standard is effective for annual reporting periods beginning after December 15, 2026, with early adoption permitted. The Company expects to adopt this standard for the period beginning after December 15, 2026.

The Company has reviewed all newly issued accounting pronouncements and concluded that they either are not applicable to the Company’s operations, or no material effect is expected on its condensed consolidated financial statements as a result of future adoption.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS

The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis and the fair value hierarchy of the valuation (in thousands).

	March 31, 2026
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
Category Class	Total	(Level 1)	(Level 2)	(Level 3)
Senior Secured Note (unpaid principal of $5,554)	$2,157	$-	$-	$2,157
Warrant Liability	4,699	-	-	4,699
Total	$6,856	$-	$-	$6,856

	December 31, 2025
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
Category Class	Total	(Level 1)	(Level 2)	(Level 3)
Senior Secured Note (unpaid principal of $15,000)	$5,448	$-	$-	$5,448
Warrant Liability	7,842	-	-	7,842
Total	$13,290	$-	$-	$13,290

The fair value of the Senior Secured Note at issuance and as of March 31, 2026, has been determined using a discounted cash flow model. The fair value of the Warrant (as defined below in Footnote 8) liabilities at issuance and as of March 31, 2026, was measured using a Monte Carlo simulation model.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (cont.)

The significant unobservable inputs that are included in the valuation model of the Senior Secured Note and Warrants liability at issuance and as of  March 31, 2026, are as follows:

	Input Range
	Senior Secured Note			Warrant Liability
Significant Unobservable Inputs:
Discount rate	25%	-	26.4%		-
Term to expiration (in years)	2.74	-	3.0	4.74	-	5.0
Calibration discount		61.5%			-
No exercise window (in years)		-		0.19	-	0.21
Volatility		-		82.4%	-	90%
Risk-fee rate		-			3.65%

The following table provides a rollforward of the aggregate fair values of the Senior Secured Note and Warrant liability for the three months ended March 31, 2026 (in thousands):

	Senior Secured Note	Warrant Liability
Balance as of December 31, 2025	$5,448	$7,842
Change in fair value	145	(3,143)
Cash payments on Notes Payable	(7,379)	-
Loss on settlement of debt	6,020	-
Settlement of Notes Payable via common share issuance	(2,077)	-
Balance as of March 31, 2026	$2,157	$4,699

The decrease in the fair value of the Senior Secured Note and Warrant liability during the three months ended March 31, 2026, was primarily driven by changes in valuation assumptions, including the Company’s stock price and volatility. During the period, the Company made $7.4 million cash payments on the Senior Secured Note, which reduced the outstanding principal balance. Additionally, $2.1 million of the Senior Secured Note was settled through the issuance of 1,380,359 common shares, further decreasing the carrying amount of the Senior Secured Note liability. These transactions are reflected in the overall change in fair value presented above. The Warrant liability is remeasured at fair value at each reporting date, with changes in fair value recognized in the condensed consolidated statements of operations and comprehensive loss.

The Company has certain non-financial assets, primarily intangible assets, and goodwill, which are measured at fair value on a nonrecurring basis and are adjusted to fair value only to the extent that an impairment charge is recognized. The Company estimates the fair value of these assets using primarily unobservable inputs; therefore, these are considered Level 3 fair value measurements.

4.	CERTAIN BALANCE SHEET COMPONENTS

(a)	Inventory, Net

Inventory, net of provisions for potentially excess, obsolete, or impaired goods, consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Raw materials	$6,002	$6,125
Work in process	2,509	2,533
Finished goods	1,947	1,478
	$10,458	$10,136

Allowance for excess and obsolete inventory	(3,013)	(2,833)
Inventory, net	$7,445	$7,303

(b)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	March 31, 2026	December 31, 2025
Equipment	$675	$675
Furniture and fixtures	6	6
Leasehold improvements	127	101
Total cost	808	782

Less: accumulated depreciation	(624)	(599)
Property and equipment, net	$184	$183

Depreciation expense was $25,000, of which $5,000 was included in cost of goods sold, and $19,000, of which $5,000 was included in cost of goods sold, for the three months ended March 31, 2026 and 2025, respectively.

4.	CERTAIN BALANCE SHEET COMPONENTS (cont.)

(c)	Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	March 31, 2026
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Developed Technology	$760	$(285)	$475
Trade Name	120	(108)	12
Total	$880	$(393)	$487

	December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Developed Technology	$760	$(269)	$491
Trade Name	120	(102)	18
Total	$880	$(371)	$509

Amortization expense for the three months ended March 31, 2026 and 2025, was $22,000, of which $16,000 was included in cost of goods sold for each period.

As of March 31, 2026, developed technology and trade name had remaining lives of 7.5 and 0.5 years, respectively. The estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

March 31, 2026
2026 (nine months remaining)	$66
2027	87
2028	82
2029	64
2030	63
Thereafter	125
Total	$487

(d)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Accrued compensation	$664	$574
Accrued clinical and manufacturing expenses	173	190
Accrued professional and consulting services	644	594
Other liabilities, current portion	499	499
Total other accrued liabilities	$1,980	$1,857

Accrued compensation includes sales commissions, payroll, employee paid time off, and employee and executive officer bonuses. Accrued clinical and manufacturing expenses represent royalties payable under a ten-year worldwide licensing agreement related to intellectual property covering the design and production of valves used in the SynCardia TAH and service costs on drivers returned, mostly from customers outside the U.S. The sums due to the vendor are secured by the license agreement, which is expired. Accrued professional and consulting services represent payables related to legal, accounting, and valuation services provided in preparation of the Company’s period end reporting. At the end of 2023, the Company’s management made the decision to terminate its sales and distribution agreement with State of the Art Medical Products, Inc. In connection with the termination of the agreement, the Company agreed to pay a termination penalty of $505,085, payable at $21,045 per month over a period of 24 months and a refund of $415,000 for returned inventory payable on May 1, 2025. Any payments not paid on the due dates are subject to a monthly interest of 1%. On September 30, 2025, $500,000 of the termination penalty was paid. As of March 31, 2026 and December 31, 2025, a termination penalty of $5,000 is included in other accrued liabilities. As of March 31, 2026 and December 31, 2025, $98,000 and $90,000, respectively, of interest for the termination penalty is included in accounts payable. As of March 31, 2026 and December 31, 2025, the balance due for returned inventory of $320,000 is included in accounts payable.

5.	REVENUE

Disaggregation of Revenue

The Company believes that the nature, amount, timing, and uncertainty of its revenue and cash flows and how they are affected by economic factors are most appropriately depicted by (i) geographic region, based on the shipping location of the customer, and (ii) type of product or service provided.

5.	REVENUE (cont.)

Total revenue based on the disaggregation criteria described above is as follows (dollars in thousands):

	Three Months Ended March 31,
	2026		2025
	Revenue	% of revenue	Revenue	% of revenue
Revenue by geographic area
United States	$1,150	100%	$533	86%
Europe	-	0%	80	13%
Rest of the world	-	0%	7	1%
Total	$1,150	100%	$620	100%

Revenue by type
Products	$943	82%	$613	99%
Rentals	207	18%	7	1%
Total	$1,150	100%	$620	100%

Revenue from products includes related services, which represented less than 10% of product revenue for both periods. In the three months ended March 31, 2026, sales included $1.2 million, or 100%, of total revenue to U.S. customers. In the three months ended March 31, 2025, sales included $0.5 million, or 86%, and $0.2 million, or 25%, of total revenue to U.S. and Serbia, respectively. Customer concentrations are disclosed in Note 6.

Contract assets. As of March 31, 2026 and December 31, 2025, there were no contract assets, representing unbilled receivables where revenue was recognized in advance of customer billings.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of March 31, 2026 and December 31, 2025, there was no RPO.

6.	CONCENTRATIONS

Customers accounting for more than 10% of revenue in any of the periods presented are summarized as follows (in thousands, except percentages):

	Three Months Ended March 31,
	2026		2025
	Revenue	%	Revenue	%
Customer A	$753	68%	$344	49%
Customer B	$-	-%	$156	22%
Customer C	$-	-%	$189	27%
Customer I	$188	17%	$-	-%
Customer J	$172	15%	$-	-%

As of March 31, 2026, Customer A accounted for $566,000, or 77%, and Customer J accounted for $172,000, or 23%, accounts receivable balance.

As of December 31, 2025, Customer A accounted for $179,000, or 29%, Customer B accounted for $86,000, or 14%, Customer F accounted for $179,000, or 29%, and Customer H accounted for $179,000, or 29%, of the accounts receivable balance.

Concentrations of revenues derived from foreign countries are disclosed in Note 5.

Long-lived assets by geographic areas are as follows (in thousands):

	March 31, 2026	December 31, 2025
United States	$175	$174
Foreign, principally in Europe	9	9
Property and equipment, net	$184	$183

7.	COMMITMENTS AND CONTINGENCIES

(a)	Leases

The Company has one master lease for office and manufacturing facilities which is considered an operating lease. The Company obtained the right of use of real estate located in Tucson, Arizona, in February 2015 under a lease which was subsequently renewed until January 31, 2027, with no option to renew. The lease currently requires monthly payments of approximately $34,000 per month with 2.5% annual escalation. Two other operating leases expired prior to December 31, 2025.

7.	COMMITMENTS AND CONTINGENCIES (cont.)

Right-of-use assets acquired under finance and operating leases consist of the following (in thousands):

	March 31, 2026	December 31, 2025
Finance leases:
Office equipment	$141	$152
Finance lease right-of-use assets, net	$141	$152

Operating Leases:
Facilities	$284	$363
Operating lease right-of-use assets, net	$284	$363

As of March 31, 2026, the company had three finance leases for office equipment with a weighted average discount rate of 5.82% and a weighted average remaining lease term of 1.12 years. As of December 31, 2025, the company had three finance leases for office equipment with a weighted-average discount rate of 7.4% and a weighted-average remaining lease term of 1.30 years.

As of March 31, 2026 and December 31, 2025, the weighted average discount rate for the one operating lease was 12.0% and had a weighted average lease term of 0.83 and 1.0 years, respectively.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating and finance lease liabilities with initial terms of more than twelve months as of March 31, 2026 (in thousands):

	Operating Lease	Finance Leases
2026 (nine months remaining)	$310	$63
2027	34	32
Undiscounted total	344	95
Less: imputed interest	(15)	(7)
Present value of future minimum payments	329	88
Current portion of lease liability	(329)	(79)
Lease liability, net of current portion	$-	$9

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Cash paid for amounts included in the measurement of operating lease liabilities totaled $102,000 and $114,000 for the three months ended March 31, 2026 and 2025, respectively. Operating lease expenses are summarized as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Operating lease cost	$90	$104
Short-term lease cost	5	9
Variable lease cost	4	17
Total operating lease cost	$99	$130

Cash paid under finance leases totaled $22,000 and $21,000 in the three months ended March 31, 2026 and 2025, respectively.

(b)	China Corporation

On July 2, 2023, the Company granted SynCardia Medical (Beijing), Inc. (“SynCardia Beijing”) exclusive distribution rights of its products in mainland China, Hong Kong, Macau, and Taiwan. Contingent on the Company becoming publicly traded on a stock exchange, it would be committed to contribute approximately $2.9 million in exchange for a 60% ownership interest and control of the board of directors of SynCardia Beijing. Should this occur, non-controlling owners would also invest approximately $2.9 million to obtain a 40% ownership interest in SynCardia Beijing and the Company would begin to consolidate its results in its condensed consolidated financial statements.

As of March 31, 2026, the Company had not consummated the contemplated investment, and SynCardia Beijing continued to operate solely as an independent distributor. The agreement remains in effect; however, the Company is monitoring international and market conditions and intends to proceed when such conditions have stabilized and are supportive of the planned investment. Accordingly, no amounts related to this arrangement have been recognized in the Company’s condensed consolidated financial statements as of and for the three months ended March 31, 2026.

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

8.	DEBT

Senior Secured Note

In December 2025, the Company entered into a Securities Purchase Agreement with an Institutional Investor pursuant to which PMI agreed to issue and sell the Senior Secured Notes and warrants to purchase shares of our common stock (the "HT Warrants"). An initial $15.0 million aggregate principal amount of Senior Secured Note was issued at the initial closing on December 26, 2025, with a maturity date of December 26, 2028. PMI received proceeds of $13.5 million, net of an original issue discount of $1.5 million, or 10%, and also incurred debt issuance costs of $1.5 million. The terms of the Senior Secured Note provide, among other things, for the following:

●

Monthly partial redemption payments starting on February 1, 2026, of $1,764,706, or $882,353 if the Company completes a qualified equity financing as defined in the agreement. The Company has the option to settle the partial redemption payments in cash or in common stock (if certain equity conditions are met) at a price equal to 93% of the lowest daily volume-weighted average price (“VWAP”) during the five VWAP trading days prior to the conversion date. The noteholder, at its sole discretion and retroactively, may elect to increase the amount to be settled in shares up to $3.5 million in the aggregate.

●	A requirement that the Company maintains a minimum liquidity amount of $4.0 million.
●	A first priority lien on all tangible and intangible assets of the Company, until the outstanding total principal is satisfied.
●	A default interest rate of 15% which accrues upon an event of default.
●	In connection with a fundamental change, as defined in the Securities Purchase Agreement, a repurchase price of 105% of outstanding principal plus accrued interest.

The Company issued 7,009,346 HT Warrants to the noteholder and 700,934 common stock warrants to the placement agent (the "PA Warrants," and, together with the HT Warrants, the "Warrants"). The Warrants have an exercise price of $2.675 per share and a term of 5 years. Due to certain ratchet provisions in the warrant agreements, the Warrants are classified as liabilities under ASC 815-40. Part of the proceeds of the note was allocated to the fair value of the HT Warrants at issuance amounting to $8.1 million. The fair value of the PA Warrants of $0.8 million is recorded as debt issuance costs.

Upon issuance, the Company elected to account for the Senior Secured Note under the fair value option. The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Senior Secured Note at fair value in its entirety versus bifurcation of the embedded features. Under the fair value election, debt issuance costs are expensed as incurred, and the debt liability is subsequently valued at fair market value during each reporting period until settlement. The fair value of the Senior Secured Note at issuance and as of December 31, 2025, amounted to $5.4 million, each. The change in fair value for the year ended December 31, 2025, was $0.012 million and was charged to earnings. Debt issuance costs of $2.3 million was expensed during the year ended December 31, 2025, and reported in financing charges in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Senior Secured Note as of  March 31, 2026, was $2.2 million. The change in fair value and the loss on settlement of debt for the three months ended March 31, 2026, was $0.1 million, and $6.1 million, respectively and was charged to earnings. See also Note 3. Fair Value of Financial Instruments.

Convertible Notes

Between May and September 2023, the Company issued $4.2 million of unsecured 6% convertible notes due two years from issuance (the "2023 Convertible Notes"). The 2023 Convertible Notes were originally set to automatically convert into common stock at a fixed price upon maturity or before a public listing. In 2025, the Company amended $4.1 million of the 2023 Convertible Notes to extend maturity and revise the conversion terms so that the notes would convert at 50% (or 23%, after taking into account the Company's 1 for 2.2 forward stock split) of the lowest price paid by investors in a future initial public offering ("IPO") or financing. Because the revised conversion terms created embedded derivative features under accounting rules, the Company recorded a $3.1 million derivative liability and corresponding debt discount, which was fully amortized to interest expense by September 2025. In September 2025, approximately $4.1 million in principal and $0.5 million in accrued interest converted into about 5.0 million shares of common stock. The remaining balance of $0.1 million was repaid in cash. The amortization expense for the three months ended March 31, 2025, was $0 million.

8.	DEBT (cont.)

Between April 2024 and May 2025, the Company issued an additional $5.7 million of unsecured 6% convertible notes under a 2024 Convertible Note Agreement (the "2024 Convertible Notes," and, together with the 2023 Convertible Notes, the "Convertible Notes"). The 2024 Convertible Notes matured after six months or upon an IPO and converted automatically into securities issued in an IPO or other financing at discounted conversion prices tied to future investor pricing. The Company determined that these conversion features also qualified as embedded derivatives, recording a $1.8 million derivative liability and related debt discount. In September 2025, the full $5.7 million principal plus accrued interest converted into roughly 6.5 million shares of common stock. A separate $7.0 million convertible note equally held by Nexus Science Foundation Inc. and Another Dimension Foundation, each of which received approximately 4.05 million shares upon conversion in September 2025. The amortization expense for the three months ended March 31, 2025, was $0.2 million.

9.	TEMPORARY EQUITY AND STOCKHOLDER’S DEFICIT

(a)	Redeemable Convertible Preferred Stock

In September 2021, the Company amended the Articles of Incorporation (as amended, the "Articles of Incorporation") to allow for the issuance of 30,000,000 shares of Series A-1 Preferred Stock (as defined below). Upon certain change in control events that are outside of the Company’s control, including sale of substantially all of the Company’s assets or the occurrence of a Deemed Liquidation Event (as defined in the Company’s Articles of Incorporation), the holders of the shares of Series A-1 Preferred Stock may cause redemption of the shares of the Series A-1 Preferred Stock. Accordingly, these shares are considered contingently redeemable and are classified as temporary equity on the accompanying condensed consolidated balance sheets. The Series A-1 Preferred Stock may be converted at the option of the holder at any time and without the payment of additional consideration by the holder into a number of fully paid and non-assessable shares of common stock based on the terms within the Articles of Incorporation. The following are the rights and privileges related to the Series A-1 redeemable convertible preferred stock (the “Series A-1 Preferred Stock”):

●

Dividend Provision: The holders of the preferred stock in preference to the holders of common stock are entitled to receive, if and when declared by the board of directors, dividends at the rate of 12% of the original issue price, defined as $1.00, per annum. Such dividends are cumulative and compound annually. No dividends have been declared to date. In addition, the holders of the preferred stock are entitled to receive a dividend equal to any dividend paid on common stock, when and if declared by the board, on the basis of the number of common shares into which the preferred stock may be convertible. Undeclared dividends with respect to the outstanding Series A-1 Preferred Stock as of March 31, 2026, totaled $0 million, due to the Preferred Conversion described below, and as of  December 31, 2025, totaled approximately $0 million. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A-1 Preferred Stock will be entitled to the original issue price plus accrued dividends before any funds are available to common stockholders.

●

Conversion Rights: All holders of the Company’s preferred stock have a right to convert the outstanding balances of preferred shares at any time following the date of issuance into a number of fully paid common shares, as specified in the Articles of Incorporation. The conversion rate is the original issue price for the relevant shares divided by the conversion price of the relevant shares, subject to anti-dilution adjustments. In the event of a sale of shares in a public offering resulting in gross proceeds of $25 million to the Company, such conversion into common stock would be mandatory. The 18,406,857 shares of Series A-1 Preferred Stock outstanding on July 7, 2025, were converted, by the holders, into 39,618,919 shares of common stock. As of March 31, 2026, there were no outstanding Preferred Stockholders.

●

Liquidation Preferences: In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price, plus all declared but unpaid dividends. As of March 31, 2026, the redemption preference on liquidation would be approximately $0 million, due to the Preferred Conversion described below.

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

Preferred Conversion: In July 2025, Hunniwell Picard I exercised the option to convert all of its Series A-1 Preferred Stock to 39,619,919 shares of common stock. At the time of conversion, no dividends were declared or paid.

(b)	Common Stock

The Company is authorized to issue 300,000,000 shares of common stock, $0.0001 par value per share. The voting, dividend and liquidation rights of the common stock are subject to and qualified by the rights, powers, and preferences of the holders of the Series A-1 Preferred Stock. The Company shall not declare or pay a dividend on any share of Preferred Stock without also declaring or paying a dividend on any share of common stock that is equal to the dividend declared and or paid on the share of Preferred Stock divided by the number of shares of common stock into which such share of Preferred Stock is then convertible.

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

9.	TEMPORARY EQUITY AND STOCKHOLDER’S DEFICIT (cont.)

The Company had shares of common stock reserved for issuance as follows:

	March 31, 2026	December 31, 2025
Options issued and outstanding	7,570,646	7,556,434
Issued Warrants	7,710,280	7,710,280
Available for future grants of equity awards	10,429,354	10,443,566
Total	25,710,280	25,710,280

(c)	Common Stock Issuance

In March 2025, the Company entered into subscription agreements with certain investors for the sale of 352,852 shares of the Company’s common stock at a price of $1.42 per share for total consideration of $0.5 million.

In February and March 2026, the Company issued a total of 1,380,359 shares of common stock to settle $2.1 million of note principal as a result of the noteholder’s election to accelerate repayment in shares.

In February and March 2026, a total of 183,510 non-qualified stock options were exercised for proceeds of $42,000.

10.	SHARE BASED COMPENSATION

In September 2021, the Company’s board of directors approved the adoption of the 2021 Equity Incentive Plan, under which the Company is authorized to issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock awards and performance awards that may be settled in cash, stock, or other property. On  October 10, 2025, the Company’s stockholders approved an amendment to the Company’s 2021 Equity Incentive Plan (as amended, the “Plan”) to (i) increase the aggregate number of shares of Common Stock available under the Plan to a total of 18,000,000 shares, (ii) include warrant as a type of awards issuable under the Plan, and (iii) to ratify the 2021 Equity Incentive Plan.

The aggregate number of shares of common stock authorized for issuance under the Plan is 18,000,000 shares, which may be increased through an amendment to the Plan adopted by the board of directors. The number of shares authorized is subject to standard adjustments in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Awards that expire or are cancelled generally become available for issuance again under the Plan. Awards have a maximum term of ten years from the grant date and vest over four years, but may vest over varying periods, as specified by the Company’s board of directors for each grant.

A summary of stock option transactions for the three months ended March 31, 2026, is as follows:

	Shares Available	Number of Options	Weighted Average
	For Grant	Outstanding	Exercise Price
Balance at December 31, 2025	10,443,566	7,556,434	$0.44
Granted	(216,448)	216,448	$1.13
Exercised	183,510	(183,510)	$0.23
Cancelled	18,726	(18,726)	$2.11
Balance at March 31, 2026	10,429,354	7,570,646	$0.66

As of March 31, 2026, there were 7,570,646 options outstanding, with a weighted average exercise price of $0.66, a weighted average remaining term of 6.94 years, and an aggregate intrinsic value of $3.6 million. Of these, 5,448,452 were vested, with a weighted average exercise price of $0.46, a weighted average remaining term of 6.41 years and an aggregate intrinsic value of $3.2 million. The options vest over a period of 4 years.

In February 2026, the Company granted 16,448 stock options with an exercise price of $1.69 and a term of 10 years. In March 2026, the Company granted 200,000 stock options with an exercise price of $1.08. The options vest over a period of 4 years. The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards to compensation expense over the vesting period. The fair market value of February and March 2026, stock-based awards was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock Price	$1.08	-	$1.69
Expected dividend yield		0%
Expected stock price volatility	162%	-	164%
Risk-free interest rate	3.73%	-	3.86%
Expected term (years)		6.08

10.	SHARE BASED COMPENSATION (cont.)

Total stock-based compensation recognized for options was as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenue	$18	$1
Research and development	-	3
Selling, general and administrative	147	137
Total stock-based compensation	$165	$141

As of March 31, 2026, the unrecognized stock-based compensation cost related to outstanding stock options that are expected to vest was $1.6 million which the Company expects to recognize over an estimated weighted average period of 2.49 years.

11.	INCOME TAXES

The primary differences between the federal statutory income tax rate and the Company’s effective tax rate are due to permanent differences such as meals and entertainment expenses that are non-deductible for tax, state income taxes, the net change in valuation allowance, and other non-taxable items.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities for the three months ended March 31, 2026 and 2025, were net operating loss carryforwards, accruals and reserves, credits, fixed assets, and other items.

As of  December 31, 2025, a full valuation allowance was provided for the tax benefits that may not be realized and is still in effect as of  March 31, 2026. Management believes, based on a variety of factors, it is more likely than not that the deferred income tax assets will not be fully realized.

12.	NET LOSS PER SHARE

Basic and diluted net loss per share is shown in the condensed consolidated statements of operations and comprehensive loss.

No adjustment has been made to the net loss for charges related to the Convertible Notes, Series A-1 Preferred Stock, and Warrants as the effect would be anti-dilutive due to the Company’s net loss. The following outstanding stock options, warrants, and shares issuable upon conversion of the Convertible Notes and the Series A-1 Preferred Stock were not considered in the computation of diluted net loss per share attributable to holders of common stock as they had antidilutive effects:

	Three Months Ended March 31,
	2026	2025
Common shares issuable upon exercise of common stock options	7,570,646	7,094,782
Common shares issuable upon exercise of issued Warrants	7,710,280	-
Common shares issuable upon conversion of Convertible Notes	-	1,405,420
Shares issuable upon conversion of Series A-1 Preferred Stock	-	39,618,919
Total common shares excluded from denominator for diluted earnings per share computation	15,280,926	48,119,121

13.	RETIREMENT PLANS

The Company maintains a 401(k) Plan for the benefit of eligible employees in the United States. The 401(k) Plan includes a cash or deferred arrangement pursuant to Section 401(k) of the Internal Revenue Code sponsored by the Company to provide eligible employees with an opportunity to defer compensation and have such deferred amounts contributed to the 401(k) Plan on a pre-tax basis, subject to certain limitations. The Company, at the discretion of the Board of Directors, may make contributions of cash to match deferrals of compensation by participants in the 401(k) Plan. To date, the Company has made no matching contributions to the 401(k) Plan.

14.	RELATED PARTY TRANSACTIONS

Senior Secured Notes

On various dates in January and March 2025, the Company borrowed $1.35 million from Fang Family Fund II, LLC, an entity affiliated with one of its executive directors, under a loan agreement which bears 6% interest per annum. The principal and accrued interest of this Note will be due and payable by the Company in cash at any time before or after twelve months from the date of the transfer of funds (the “Maturity Date”) at the Company’s written election or upon written demand by the Holder. Notwithstanding the foregoing sentence, the Company may, with the written consent of Holder, elect to extend the Maturity Date. Under these notes, the Company unconditionally grants, assigns, and pledges to the Holder a continuing security interest in all of the Company’s right, title, and interest in all currently existing and hereafter acquired or arising Collateral to secure prompt repayment of any and all sums due under this note. In September 2025, the $1.35 million loan plus $0.05 million in interest was paid.

On November 26, 2025, the Company borrowed $1.0 million from Fang Family Fund I, LLC, an entity affiliated with one of its executive directors, under a loan agreement which bears 6% interest per annum. On January 6, 2026, the Company repaid $1.0 million plus $7,025 interest on the November 26, 2025 related party note, offset by $134,712 related party note receivable.

In February 2026, the Company borrowed $0.7 million from Fang Family Fund I, LLC, an entity affiliated with one of its executive directors, under a loan agreement ("Note") which bears 6% interest per annum. The principal and accrued interest of this Note will be due and payable by the Company in cash on February 28, 2027 (the “Maturity Date”) at the Company’s written election or upon written demand by the Holder.

The term Collateral in the above loans refers to all assets of the Company, including without limitation all of the Company’s right, title, and interest in assets, whether now owned or hereafter acquired or arising and wherever located.

15.	SUBSEQUENT EVENTS

In connection with the issuance of the condensed consolidated financial statements for the three months ended March 31, 2026, the Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

Note Payable

In April 2026, the Company borrowed $0.6 million from an investor under a note agreement that is payable in six equal installments of $0.1 million beginning July 1, 2026 (the "April 2026 Note"). The April 2026 Note bears a one-time interest charge of $0.07 million. The net proceeds to the Company were $0.5 million and issuance costs were $0.07 million. The investor may at any time convert to common stock of the Company, all or any part of the outstanding and unpaid amounts due under the convertible note, plus $1,750 for each conversion. The variable conversion price shall be a rate per share equal to 75% of the lowest trading price for the preceding ten trading days prior to conversion. As additional consideration for the April 2026 Note, the Company issued 80,128 shares of common stock to the investor as origination shares. In May 2026, the Company repaid $0.6 million in full settlement of the April 2026 Note.

Senior Secured Note

In April 2026, the Company issued 1,264,543 shares of common stock at a price of $0.3954 per share to settle $0.5 million of the Senior Secured Note principal. In May 2026, the Company settled principal outstanding under the Senior Secured Note through a combination of equity issuance, cash repayment, and a cashless transaction. The Company issued 1,038,281 shares of common stock at $0.1907 per share to satisfy $0.2 million of principal, repaid $1.7 million in cash, and settled an additional $1.0 million of principal through a cashless transaction in connection with the May 2026 Offering (as defined below) funds flow.

Warrant Exchange

On May 5, 2026, the Company entered into a Warrant Issuance and Exchange Agreement (the “Exchange Agreement”) with the holder (the “Holder”) of certain of the Company’s outstanding HT Warrants. Pursuant to the Exchange Agreement, the Holder agreed to surrender to the Company the HT Warrants, which were exercisable for an aggregate of 7,009,346 shares of the Company’s Common Stock, at an exercise price of $2.675 per share (the “Existing Warrants”), in exchange for new warrants to purchase Common Stock (the “New Warrants”) exercisable for an aggregate of up to 10,000,000 shares of Common Stock (the “New Warrant Shares”) at an exercise price of $0.35, subject to adjustment as set forth in the New Warrants.

The New Warrants will be exercisable at any time on or after the original issuance date and on or prior to 5:00 p.m. (New York City time) on the five-year anniversary of such date. The New Warrants may be exercised by means of a “cashless exercise” at any time when there is no effective registration statement available for the resale of the New Warrant Shares.

Public Offering

On  May 6, 2026, the Company completed a public offering where it sold an aggregate (i) 16,666,667 shares of its Common Stock, or in lieu thereof, for certain purchasers, prefunded warrants, (ii) series A common warrants to purchase up to 16,666,667 shares of Common Stock (the “Series A Common Warrants”), and (iii) series B common warrants to purchase up to 16,666,667 shares of Common Stock (the “Series B Common Warrants” together with the Series A Common Warrants, the “Common Warrants”) for a combined offering price of $0.30 per share for gross proceeds of $5.0 million (the "May 2026 Offering"). Net proceeds from the May 2026 Offering were $3.06 million after deduction of $0.94 million of offering costs with $1.0 million in a cashless transaction to settle the principal of the Company’s Senior Secured Note.

In connection with the May 2026 Offering, certain adjustment provisions of warrants issued to WestPark Capital, Inc., which acted as placement agent in connection with the Senior Secured Note, were triggered, resulting in WestPark Capital owning an aggregate of 8,187,776 warrants with an exercise price of $0.229.

Pre-funded Warrant Exercise

On May 12, 2026, one investor in the public offering exercised 1,000,000 pre-funded warrants in exchange for the equivalent number of common shares.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is a discussion and analysis of our financial condition and results of operations. The following should be read in conjunction with our financial statements and accompanying notes. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results could differ materially from those projected, forecasted, or expected in these forward-looking statements as a result of various factors, including, but not limited to, those discussed below and elsewhere in this Form 10-Q. See “Cautionary Statement Regarding Forward-Looking Statements” in this report, and the risk factors set forth in Part I, Item 1A. Risk Factors in our Form 10-K, filed with the SEC on March 30, 2026.

Overview

PMI functions as a holding company and owns 100% of the membership interests of SynCardia. Business operations are carried out by and through SynCardia, and accordingly most of the information set forth in this Quarterly Report on Form 10-Q relates to the business of SynCardia. SynCardia is a medical technology company that manufactures and sells the only U.S. Food and Drug Administration (“FDA”) and Health Canada approved SynCardia TAH, which fully replaces the function of a failing human heart. To date, more than 2,100 SynCardia TAHs have been implanted in patients across 27 countries, and the SynCardia TAH is an established bridge to heart transplantation for patients with biventricular heart failure, also referred to as end-stage heart failure, in the U.S. and around the globe. SynCardia is also pursuing additional research and advancements in medical technology, including the next-generation, fully implantable and driver-less heart, the Emperor TAH. Both the SynCardia and Emperor TAH are subject to additional development and regulatory review.

The currently approved SynCardia TAH System consists of an implant including: (i) left and right artificial ventricles; (ii) external pneumatic drivers that power the implant; and (iii) drivelines that connect the external driver to the implant. The implantation procedure follows routine surgical techniques used by cardiothoracic surgeons performing heart transplantation. The system provides immediate and complete cardiac output by replacing both ventricles and all four heart valves. The SynCardia TAH is powered by pneumatic drivers available for in-hospital use, the Companion 2 Driver, and for in-home use, the Freedom Driver. These systems generate true pulsatile flow using a redundant pneumatic pump assembly, restoring full hemodynamics and giving patients time to stabilize, recover, and ultimately receive a heart transplant. Patients supported by the SynCardia TAH may be discharged from the hospital using the portable Freedom Driver.

Implantation of the SynCardia TAH is covered by the U.S. Centers for Medicare and Medicaid Services under National Coverage Determination 20.9.1 and is generally reimbursed under Diagnosis Related Group 001, the highest reimbursement category for cardiac procedures. Hospital reimbursement varies based on case complexity and institutional adjustments. Because reimbursement is determined primarily by the procedure rather than the specific device used, hospitals evaluate mechanical circulatory support technologies based on clinical suitability and overall cost effectiveness within the applicable reimbursement framework.

Loss of Controlled Company Status

Following the May 2026 Offering, Hunniwell Picard I LLC no longer controls a majority of the voting power of the outstanding common stock of PMI, causing the Company to cease being a "controlled company" within the meaning of applicable rules of NYSE American. The Company is now subject to compliance with the independence requirements regarding board composition, compensation committee membership, and nominating committee membership. While PMI currently complies with all other Section 303A corporate governance requirements, the Company will transition to a majority independent board by May 6, 2027, and expects to achieve full compliance within that deadline.

NYSE Notice

On May 8, 2026, the Company received a notice of noncompliance from NYSE Regulation (“NYSE Notice”) stating that it is not in compliance with Section 1003(a)(ii) in the NYSE American Company Guide (the “Company Guide”) since the Company reported stockholders’ equity of $3.8 million as of December 31, 2025, and had net losses in three of its four most recent fiscal years then ended (the "Stockholders' Equity Rule"). In order to maintain the Company’s listing on the NYSE American, the NYSE American has requested that the Company submit a plan of compliance (the “Plan”) by June 7, 2026, advising of actions it has taken or will take to regain compliance with Section 1003(a)(ii) of the Company Guide by November 8, 2027.

The Company’s management has begun its analysis regarding submission of the Plan to the NYSE American by the June 7, 2026, deadline. If the NYSE American accepts the Company’s Plan, the Company will have an eighteen month cure period to comply with the Plan and be able to continue its listing during such period and will be subject to continued periodic review by the NYSE American staff. If the Plan is not submitted, or not accepted, or is accepted but the Company does not make progress consistent with the Plan during the Plan period, the PMI will be subject to delisting procedures as set forth in the Company Guide.

The NYSE Notice has no immediate impact on the listing of the Company’s shares of Common Stock, which will continue to be listed and traded on the NYSE American during this period, subject to the Company’s compliance with the other listing requirements of the NYSE American. The Common Stock will continue to trade under the symbol “PMI” but will have an added designation of “.BC” to indicate the status of the Common Stock as “below compliance”.

Components of Our Results of Operations

Revenues

We generate revenue from the sale of our SynCardia TAH for patients, rental of Freedom Drivers, and from training and certification services, which are required before the first time a transplant center may deploy a SynCardia TAH. Revenue includes sales and services Centers located in the U.S. as well as Centers domiciled in foreign countries.

Cost of Revenues

Cost of revenues includes product costs, labor, overhead, inbound freight, and other product-related costs including excess inventory and obsolescence charges.

Research and Development

Research and development expenses include wages, stock-based compensation and benefits of employees performing research and development, and other operational costs related to our research and development activities, including facility-related expenses, allocation of corporate expenses, and external costs of outside contractors. While research and development supply expense are isolated by product, personnel are not. Research and development personnel do not work on current product production, therefore labor expense is not isolated by product.

Selling, General and Administrative

Selling, general and administrative expenses consist primarily of personnel-related expenses for executives, human resources, finance, and other general and administrative employees, including salary and stock-based compensation, professional services costs, and allocation of facility and overhead costs.

Our general and administrative expenses will increase in the future in connection with ongoing costs of operating as a public company, including expanding headcount and increased fees for directors and outside advisors. We expect to incur significant costs to comply with corporate governance, internal controls, and similar requirements applicable to public companies. Additionally, we expect to incur increased costs associated with establishing sales, marketing, and revenue growth.

Other Income (Expenses), net

Other income (expenses), net primarily consists of interest expense, changes in fair value of senior secured note and warrant liabilities, and loss on settlement of debt.

Provision for Income Taxes

We are subject to U.S. federal and state income taxes and foreign taxes based on enacted rates, as adjusted for allowable credits, deductions, uncertain tax positions, changes in deferred tax assets, and liabilities and changes in tax laws. Provision for income taxes primarily relates to state income taxes.

Results of Operations

Comparison of Three Months Ended March 31, 2026 and 2025

The following table summarizes Picard’s results of operations (in thousands, except percentages) (unaudited):

	Three Months Ended March 31,		Change
	2026	2025	$	%
Revenues, net:
Products	$943	$613	$330	54%
Rentals	207	7	200	2,857%
Total revenues	1,150	620	530	85%

Cost of revenues:
Products	437	568	(131)	-23%
Rentals	438	410	28	7%
Total cost of revenues	875	978	(103)	-11%

Gross profit (loss)	275	(358)	633	-177%

Operating expenses:
Research and development	1,895	808	1,087	135%
Selling, general and administrative	2,891	2,080	811	39%
Total operating expenses	4,786	2,888	1,898	66%

Operating loss	(4,511)	(3,246)	(1,265)	39%

Other income (expenses):
Derivative loss	-	(1,729)	1,729	-100%
Interest expense	(5)	(555)	550	-99%
Change in fair value of senior secured note and warrant liabilities	2,998	-	2,998	100%
Loss on settlement of debt	(6,098)	-	(6,098)	100%
Total other income (expenses), net	(3,105)	(2,284)	(821)	36%

Loss before income taxes	(7,616)	(5,530)	(2,086)	38%
Provision for income tax	-	31	(31)	-100%
Net loss	$(7,616)	$(5,561)	$(2,055)	37%

Revenues

Total revenues increased by $0.5 million, or 85%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. This increase is due to an increase in U.S. sales of $0.6 million, offset by a $0.1 million decrease in sales in Europe.

Cost of Revenues

Total cost of revenues decreased by $0.1 million, or 11%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The decrease was primarily due to $0.3 million decrease in outside service costs, offset by a $0.2 million increase in labor cost. Rental revenue and rental cost are not directly correlated. Rental revenue is earned when a patient is discharged from a hospital with a Freedom Driver. The rental costs are primarily related to machine maintenance to maintain reliability and are incurred on a time schedule that is dependent on the amount of time the Freedom Driver is actually used. The Freedom Driver may be used for multiple patients before maintenance service is required. Rental revenue is earned when a patient is discharged from a hospital with a Freedom Driver. Rental Revenue is recognized when it becomes likely that we will receive payment. The timing differences between usage and payment receipt generally do not correlate to the cost of service maintenance. Our total cost of revenue as a percentage of total sales for the three months ended March 31, 2026 and 2025, was 76% and 158%, respectively.

Research and Development Expenses

Research and development expenses increased by $1.1 million, or 135%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily attributable to increased activity and phase scheduling in the new product research. We do not track expenses by product candidate. While research and development supply expense are isolated by product, personnel are not. Research and Development personnel do not work on current product production, therefore labor expense is not isolated by product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $0.8 million, or 39%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was primarily attributable to a $0.8 million increase in professional and legal expenses.

Total Other Income (Expenses)

Total other income (expense) increased by $0.8 million, or 36%, for the three months ended March 31, 2026, as compared to the three months ended March 31, 2025. The increase was attributed to the increase of  loss on settlement of debt, offset by changes in fair value of Senior Secured Note and warrant liabilities.

Liquidity and Capital Resources

Funding Requirements and Going Concern

We have incurred operating losses since inception, including net losses of $7.6 million and $5.6 million for the three months ended March 31, 2026 and 2025, respectively. While we already have FDA-approved products that are generating commercial revenue, the business needs to scale up in order to offset a large, fixed overhead cost from our site in Tucson, Arizona. Moreover, we are also investing heavily in the development of updates and next generation devices; therefore, we expect to continue to incur significant expenses and operating losses for the foreseeable future. Furthermore, we expect to incur additional expenses with transitioning to, and operating as, a public company.

Until such time as we can sufficiently grow product and rental revenue, we expect to finance our cash needs through a combination of equity and debt financing, or other capital sources, including related parties. To the extent that we raise additional capital through the future sale of equity or debt, the ownership interest of our stockholders will be diluted. The terms of these securities may include liquidation or other preferences that adversely affect the rights of our existing common stockholders. If we are unable to raise sufficient funds through equity or debt financing, we may be required to delay, limit, curtail or terminate our product development or future growth efforts. Additionally, we may never become profitable, or if we do, may not be able to sustain profitability on a recurring basis.

We have considered that our long-term operations anticipate continuing net losses and the need for potential debt or equity financing. However, there can be no assurances that additional funding or other sources of capital will be available on terms acceptable to us, or at all. If additional capital is not secured when required, we may need to delay or curtail our operations until such funding is received. If we cannot expand our operations or otherwise capitalize on our business opportunities because we lack sufficient capital, our business, financial condition and results of operations could be materially adversely affected. As a result of these conditions, we have concluded that there is substantial doubt over our ability to continue as a going concern as conditions and events, considered in the aggregate, indicate it is probable we will be unable to meet our obligations as they become due within one year after the date that the financial statements included in this filing are issued. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and settlement of liabilities and commitments in the normal course of business. The financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. Our ability to continue as a going concern is dependent upon our ability to increase sales and raise additional funds and financing. Our future capital requirements and the adequacy of available funds will depend on many factors, including those set forth in Part I, Item 1A. Risk Factors of our Form 10-K filed March 30, 2026.

Sources of Liquidity

To date, we have funded our operations primarily with the proceeds from Series A-1 Preferred Stock, loans from related parties, convertible notes and cash received from, in exchange for common shares, or loans payable from other investors. In September 2025, the Company consummated our Initial Public Offering. See also Note 1 to the condensed consolidated financial statements.

In December 2025, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued $15.0 million aggregate principal amount of Senior Secured Notes due 2028, with the right to issue up to an additional $35.0 million in subsequent closings.

Cash Flows

The following table shows a summary of our cash flows (in thousands):

	Three Months Ended March 31
	2026	2025
Net cash used in operating activities	$(3,800)	$(2,241)
Net cash used in investing activities	$(26)	$-
Net cash provided (used) by financing activities	$(7,522)	$2,834

Net cash used in operating activities

Net cash used in operating activities of $3.8 million for the three months ended March 31, 2026, was primarily attributable to $7.6 million net loss and non-cash expenses related to net changes in fair value of the Senior Secured Note and warrant liability of $3.0 million, offset by $0.7 million in accounts payable and accrued expenses and loss on settlement of notes payable of $6.1 million.

Net cash used in operating activities of $2.2 million for the three months ended March 31, 2025, was primarily attributable to $5.6 million net loss, offset by $0.5 million increase in accounts receivable and $0.5 million increase in accounts payable and accrued expenses.

Net cash used in investing activities

Net cash used in investing activities was $0.03 million and $0 for the three months ended March 31, 2026 and 2025, respectively.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $7.5 million for the three months ended March 31, 2026, primarily consisting of repayment of $7.4 million of notes payable, $0.9 million of repayments of loans from related parties, and $0.02 million repayments of finance lease obligations, offset by $0.7 million of proceeds from related party loans, and $0.04 million of stock option exercise.

Net cash provided by financing activities was $2.8 million for the three months ended March 31, 2025, primarily consisting of net proceeds of $1.0 million from the issuance of convertible notes and $1.4 million related party loans, and $0.5 million from the issuance of common stock.

Off-Balance Sheet Arrangements

As of March 31, 2026 and December 31, 2025, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Critical Accounting Policies and Estimates

Management’s discussion and analysis of financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires our management to make judgments, assumptions and estimates that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosure of contingent assets and liabilities. We evaluate these judgments, assumptions and estimates for changes that would affect the reported amounts. These estimates are based on management’s historical industry experience and on various other judgments and assumptions that are believed to be reasonable under the circumstances. Actual results may differ from these judgments, assumptions and estimates. A discussion of recent accounting pronouncements and our significant accounting policies, including further discussion of the accounting policies described below, can be found in Note 2 “Summary of Significant Accounting Policies” to our condensed consolidated financial statements included in this quarterly report. None of those policies are deemed to be critical accounting policies nor critical accounting estimates.

Emerging Growth Company Status

Section 107 of the JOBS Act provides that an emerging growth company can take advantage of the extended transition period provided in Section 13(a) of the Exchange Act for complying with new or revised accounting standards applicable to public companies. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of this extended transition period. As a result of this election, our financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards. We may elect to comply with public company effective dates at any time, and such election would be irrevocable pursuant to Section 107(b) of the JOBS Act.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of March 31, 2026, and which continue to exist:

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

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Factors that could cause our actual results to differ materially from those in this Quarterly Report are any of the risks described in Part I, Item 1A. Risk Factors of our Form 10-K, filed with the SEC on March 30, 2026. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations. Except for as set forth below, as of the date of this Quarterly Report, there have been no material changes to the risk factors disclosed in Part I, Item 1A. Risk Factors of our Form 10-K, filed with the SEC on March 30, 2026, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

There can be no assurance that we will be able to comply with the continued listing standards of the NYSE.

On May 8, 2026, we received the NYSE Notice from the NYSE indicating we were no longer in compliance with the Section 1003(a)(ii) in the Company Guide since the Company reported stockholders’ equity of $3.8 million as of December 31, 2025, and had net losses in three of its four most recent fiscal years then ended (the "Stockholders' Equity Rule"). The Company intends to submit its Plan by June 7, 2026, advising of actions it has taken or will take to regain compliance with Section 1003(a)(ii) of the Guide by November 8, 2027. There can be no guarantee that NYSE will accept the Company’s Plan or that the Company will regain compliance by the November 8, 2027, deadline.

If the NYSE delists our Class A common stock from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:

●	A limited availability of market quotations for our common stock;

●	Reduced liquidity for our common stock;

●	A limited amount of news and analyst coverage; and

●	A decreased ability to obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

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

Signature	Position	Date

/s/ Patrick NJ Schnegelsberg	Principal Executive Officer and Director	May 15, 2026
Patrick NJ Schnegelsberg	(Principal Executive Officer)

/s/ Bernard Skaggs	Principal Financial Officer	May 15, 2026
Bernard Skaggs	(Principal Financial Officer and Principal Accounting Officer)