Form 10-Q
period 2026-06-30
Picard Medical, Inc.
filed 2026-08-19
CIK 2030617

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 17, 2026, there were 2,338,634 shares of common stock, par value $0.0001 issued and outstanding.

PICARD MEDICAL, INC.

		Page
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Unaudited Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025	1
	Unaudited Condensed Consolidated Statements of Operations and Comprehensive Loss for the three and six months ended June 30, 2026 and 2025	2
	Unaudited Condensed Consolidated Statements of Changes in Temporary Equity and Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2026 and 2025	3
	Unaudited Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025	4
	Notes to Financial Statements (Unaudited)	5
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	29

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	30
Item 1A.	Risk Factors	30
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds from Registered Securities	30
Item 3.	Defaults Upon Senior Securities	30
Item 4.	Mine Safety Disclosures	30
Item 5.	Other Information	30
Item 6.	Exhibits	31

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

ii

●	Tax laws could limit our net operating loss carryforwards and increase our cash tax liabilities in future profitable periods;
●

Significant volatility in our financial results as a result of the Company's election to account for its Senior Secured Note (as defined below) at fair value, as well as the classification of associated warrants as liabilities;

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

iii

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PICARD MEDICAL, INC.
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$38	$7,451
Restricted cash	-	4,000
Accounts receivable	614	623
Inventory, net	5,970	7,303
Due from related parties	-	134
Prepaid expenses and other current assets	970	1,215
Total current assets	7,592	20,726

Property and equipment, net	162	183
Finance lease right-of-use assets, net	130	152
Operating lease right-of-use assets, net	203	363
Intangible assets, net	465	509
Goodwill	615	615
Total assets	$9,167	$22,548

Liabilities, Temporary Equity, and Stockholders’ Equity
Current liabilities:
Accounts payable	$3,323	$2,079
Current portion of finance lease liability	76	77
Current portion of operating lease liability	235	386
Loans from related parties	700	1,000
Senior secured note	567	5,448
Warrant liability	1,079	7,842
Accrued interest	14	6
Other accrued liabilities	1,457	1,857
Total current liabilities	7,451	18,695

Finance lease liability, net of current portion	-	30
Operating lease liability, net of current portion	-	34
Total liabilities	7,451	18,759

Commitments and contingencies (Note 7)

Temporary equity:
Preferred stock, $0.0001 par value; 30,000,000 shares authorized; 0 Series A-1 issued and outstanding as of June 30, 2026 and December 31, 2025; liquidation value $0 as of June 30, 2026 and December 31, 2025	-	-

Stockholders’ equity:
Common stock, $0.0001 par value; 300,000,000 shares authorized; 2,055,277 and 1,474,024 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	91,566	80,404
Accumulated other comprehensive income	269	228
Accumulated deficit	(90,119)	(76,843)
Stockholders’ equity	1,716	3,789
Total liabilities, temporary equity, and stockholders’ equity	$9,167	$22,548

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS

(In thousands, except share and per share data)

	Three Months ended June 30,		Six Months ended June 30,
	2026	2025	2026	2025
Revenues, net:
Products	$2,935	$2,131	$3,878	$2,744
Rentals	19	-	226	-
Total revenues	2,954	2,131	4,104	2,744

Cost of revenues:
Products	1,720	1,551	2,157	2,119
Rentals	618	707	1,056	1,110
Total cost of revenues	2,338	2,258	3,213	3,229

Gross profit (loss)	616	(127)	891	(485)

Operating expenses:
Research and development	1,374	743	3,269	1,551
Selling, general and administrative	3,871	2,651	6,762	4,731
Total operating expenses	5,245	3,394	10,031	6,282

Operating loss	(4,629)	(3,521)	(9,140)	(6,767)

Other income (expenses):
Interest expense	(89)	(2,427)	(94)	(2,982)
Derivative loss	-	(776)	-	(2,505)
Change in fair value of senior secured note and warrant liability	2,743	-	5,741	-
Loss on settlement of debt	(3,186)	-	(9,284)	-
Loss on warrant exchange	(505)	-	(505)	-
Other income	13	-	13	-
Total other income (expenses), net	(1,024)	(3,203)	(4,129)	(5,487)

Loss before income taxes	(5,653)	(6,724)	(13,269)	(12,254)

Provision for income taxes	(7)	-	(7)	(31)

Net loss	(5,660)	(6,724)	(13,276)	(12,285)

Undeclared Series A-1 preferred dividends	-	(796)	-	(1,576)

Net loss attributable to common stockholders	$(5,660)	$(7,520)	$(13,276)	$(13,861)

Net loss per share—basic and diluted	$(3.05)	$(42.39)	$(7.93)	$(82.32)

Weighted average shares of common stock outstanding—basic and diluted	1,855,813	177,389	1,673,298	168,377

Comprehensive Loss:
Net loss	$(5,660)	$(6,724)	$(13,276)	$(12,285)
Foreign currency translation adjustments, net of tax	23	(15)	41	(16)
Comprehensive loss	$(5,637)	$(6,739)	$(13,235)	$(12,301)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN TEMPORARY EQUITY
AND STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

							Accumulated
	Series A-1				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances as of December 31, 2025	-	$-	1,474,024	$-	$80,404	$(76,843)	$228	$3,789

Common Stock issued to settle debt	-	-	27,607	-	2,154	-	-	2,154

Stock-based compensation	-	-	-	-	165	-	-	165

Stock options exercised	-	-	3,670	-	42	-	-	42

Net loss	-	-	-	-	-	(7,616)	-	(7,616)

Translation adjustment	-	-	-	-	-	-	18	18

Balances as of March 31, 2026	-	$-	1,505,301	$-	$82,765	$(84,459)	$246	$(1,448)

Common Stock issuance - May, 2026	-	-	333,333	-	4,063	-	-	4,063

Common Stock issued with convertible note	-	-	1,603	-	83	-	-	83

Extinguishment of Warrant Liability	-	-	-	-	1,399	-	-	1,399

Common Stock issued to settle debt	-	-	173,512	-	1,859	-	-	1,859

Stock-based compensation	-	-	-	-	1,380	-	-	1,380

Stock options exercised	-	-	41,528	-	17	-	-	17

Net loss	-	-	-	-	-	(5,660)	-	(5,660)

Translation adjustment	-	-	-	-	-	-	23	23

Balances as of June 30, 2026	-	$-	2,055,277	$-	$91,566	$(90,119)	$269	$1,716

							Accumulated
	Series A-1				Additional		Other
	Preferred Stock		Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Shares	Amount	Capital	Deficit	Income	Total
Balances as of December 31, 2024	18,406,857	$20,265	185,725	$-	$5,562	$(49,841)	$278	$(44,001)

Common Stock issuance	-	-	7,057	-	500	-	-	500

Stock-based compensation	-	-	-	-	141	-	-	141

Net loss	-	-	-	-	-	(5,561)	-	(5,561)

Translation adjustment	-	-	-	-	-	-	(1)	(1)

Balances as of March 31, 2025	18,406,857	$20,265	192,782	$-	$6,203	$(55,402)	$277	$(48,922)

Common Stock issuance	-	-	13,906	-	985	-	-	985

Stock-based compensation	-	-	-	-	183	-	-	183

Net loss	-	-	-	-	-	(6,724)	-	(6,724)

Translation adjustment	-	-	-	-	-	-	(15)	(15)

Balances as of June 30, 2025	18,406,857	$20,265	206,688	$-	$7,371	$(62,126)	$262	$(54,493)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Amounts in thousands)

	Six Months ended June 30,
	2026	2025
Cash flows from operating activities:
Net loss	$(13,276)	$(12,285)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	91	82
Amortization of right of use asset	183	173
Amortization of discount on debt issued	3	2,371
Derivative loss	-	2,505
Change in fair value of senior secured note and warrant liability	(5,741)	-
Provision for excess and obsolete inventory	607	464
Stock-based compensation	1,545	324
Loss on settlement of debt	9,284	-
Loss on warrant exchange	505	-
Changes in operating assets and liabilities:
Accounts receivable	9	(787)
Inventory	726	655
Prepaid expenses and other assets	245	130
Accounts payable	1,244	1,077
Accrued expenses and other liabilities	(392)	701
Operating lease obligation	(185)	(192)
Net cash used in operating activities	(5,152)	(4,782)

Cash flows from investing activities:
Purchase of plant, property and equipment	(26)	-
Net cash used in investing activities	(26)	-

Cash flows from financing activities:
Proceeds from loans from related parties	700	1,752
Proceeds from issuance of notes payable	320	-
Repayment of loans from related parties	(866)	(90)
Issuance of convertible notes	500	2,000
Stock option exercise	59	-
Repayment of notes payable	(9,464)	-
Repayment of convertible notes	(556)	-
Proceeds from issuance of common stock and warrants	3,063	-
Proceeds from issuance of Common Stock	-	1,485
Repayment of finance lease obligations	(32)	(35)
Net cash provided by (used in) financing activities	(6,276)	5,112

Effect of exchange rate changes on cash and cash equivalents	41	(16)

Net increase (decrease) in cash, cash equivalents, and restricted cash	(11,413)	314
Cash, cash equivalents, and restricted cash at beginning of the period	11,451	96
Cash, cash equivalents, and restricted cash at end of the period	$38	$410

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$7	$17
Cash paid for interest	$85	$-

Non-cash financing activities:
Issuance of shares for settlement of debt	$4,726	$-
Derivative liability recognized on issuance of convertible notes	$-	$4,447
Repayment of related party loan through settlement of related party receivable	$134	$-
Extinguishment of warrants	$894	$-

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

PICARD MEDICAL, INC.

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS, BASIS OF PRESENTATION AND MANAGEMENT’S PLAN

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

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) applicable to interim financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2025, and the related notes which provide a more complete discussion of the Company’s accounting policies and certain other information. The condensed consolidated balance sheet as of December 31, 2025, was derived from the Company’s audited financial statements. These unaudited condensed consolidated financial statements have been prepared on the same basis as the audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, which include only normal recurring adjustments, necessary to present fairly the Company’s condensed consolidated financial position as of June 30, 2026, and its results of operations, changes in temporary equity and stockholders’ equity (deficit) and cash flows for the six months ended June 30, 2026 and 2025. The results of operations for the six months ended June 30, 2026, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any other future annual or interim period.

The condensed consolidated financial statements include the financial statements of PMI and its subsidiaries. All intercompany transactions and account balances between PMI and its subsidiaries have been eliminated in consolidation.

On July 21, 2026, PMI filed a Certificate of Amendment to its Second Amended and Restated Certificate of Incorporation with the Secretary of State of Delaware, to effect a reverse stock split of the Company’s issued and outstanding common stock, par value $0.0001 per share, at a ratio of 1-for-50 (the “Reverse Stock Split”). The Reverse Stock Split became effective commencing  July 31, 2026. Pursuant to the Reverse Stock Split, every 50 shares of the Company’s issued and outstanding common stock was automatically combined into one issued and outstanding share of common stock, with such resulting number of shares rounded up to the nearest whole share. No fractional shares were issued and the par value of the common stock remained unchanged. All historical share numbers, per-share amounts, and common stock details have been retroactively adjusted to reflect the reverse split ratio for all periods presented.

Going Concern, Liquidity and Management’s Plans

The Company has evaluated whether there are any conditions and events considered in the aggregate that raise substantial doubt about its ability to continue as a going concern for at least twelve months from the date of this report, and the near term thereafter. The Company has incurred operating losses and negative cash flows from operations for the six months ended June 30, 2026, and SynCardia has a history of operating losses dating back to its inception. The Company expects that operating losses and negative cash flows from operations will continue into the foreseeable future, and the Company will need to raise additional debt and/or equity financing to fund operations until it generates positive cash flows from operations.

To date, the Company’s available liquidity and operations have been financed primarily through the issuance of common stock, preferred stock, and debt. For the year ended December 31, 2025, the Company raised $9.7 million, net of repayments from the issuance of debt. For the six months ended June 30, 2026, the Company: (i) paid $0.2 million, net of borrowings, for related party debt; (ii) repaid $10.0 million of notes payable (as defined below) and convertible note payable; (iii) settled $4.7 million of Senior Secured Note through issuance of common stock, and (iv) received $3.1 million from proceeds on the issuance of common stock and warrants, net of $1.0 million cashless settlement of the Senior Secured Note. In order to proceed with the Company’s business plan, the Company will need to raise additional funds through the issuance of additional debt, equity, or other commercial arrangements, which may not be available to the Company when needed or on terms that the Company deems to be favorable. To the extent the Company raises additional capital through the sale of equity, the ownership interest of its current stockholders will be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of common stockholders. Debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting the Company’s ability to take specific actions, such as incurring additional debt, making acquisitions or capital expenditures, or declaring dividends. If the Company is unable to obtain sufficient financial resources, its business, financial condition, and results of operations may be materially and adversely affected. The Company may be required to delay, limit, reduce or terminate parts of its strategic business plan or future commercialization efforts. There can be no assurance the Company will be able to obtain financing on acceptable terms. Therefore, based on the Company’s current financial condition and expected future cash flows, there is substantial doubt about the Company’s ability to continue as a going concern for at least twelve months from the date of these financial statements issued. The financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities and reported expenses that may be necessary if the Company is unable to continue as a going concern.

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

Restricted Cash

Restricted cash as of December 31, 2025, represents cash set aside by the Company to comply with the minimum liquidity requirement in our senior secured note due 2028 (the “Senior Secured Note”) by and between the Company and High Trail Special Situations LLC (“High Trail”,  "Note Holder"). In March 2026, the Company used $4 million in restricted cash to pay down the Senior Secured Note (as described in Footnote 8 - DEBT).

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

Accounts Receivable and Allowance for Credit Losses

The Company’s accounts receivable represents amounts considered to be collectible that are owed by its customers. Credit is extended based on evaluation of customers’ financial condition and, generally, collateral is not required. An allowance for credit losses is maintained for expected lifetime losses resulting from the inability of customers to pay, evaluated collectively for accounts with similar risk profiles and individually for unique, high-risk accounts. Expected credit losses are estimated by considering historical experience, current conditions, and reasonable forecasts. After exhausting all collection efforts on past due accounts, an account is written off against the allowance for credit losses. Any collections on accounts previously written off are recorded as income in the period of collection. Based on management's assessment of historical loss data, current economic conditions, and forecasts, expected credit losses are immaterial; consequently, no allowance for credit losses has been recorded.

Inventory, net

Inventory is stated at the lower of cost, determined using the first in, first out basis, or net realizable value. Inventory consists primarily of raw material components used in the manufacturing of SynCardia TAHs and related equipment as well as work-in-process inventory related primarily to SynCardia TAHs. Finished goods consist primarily of SynCardia TAHs and related equipment located at medical centers trained and certified in the implantation of the SynCardia TAH and appropriate patient aftercare (“Centers”). Work-in-process and finished goods include the cost of all direct material, labor, and overhead costs. Inventory write-downs are recorded based on excess and obsolete exposures, determined primarily by future demand forecasts. These write-downs are measured as the difference between the cost of the inventory and net realizable value based upon assumptions about future demand and charged to the provision for inventory, which is a component of cost of sales. In addition, a liability is recorded for firm, noncancelable, and unconditional purchase commitments with contract manufacturers and suppliers for quantities that exceed forecasts of future demand. As of June 30, 2026, the Company had no unconditional and noncancelable purchase commitments.

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

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Quantitative impairment tests consider both the income approach and the market approach to estimate a reporting unit’s fair value. The income and market valuation approaches consider a number of factors that include, but are not limited to, prospective financial information, growth rates, residual values, discount rates and comparable multiples from publicly traded companies in the Company’s industry and require it to make certain assumptions and estimates regarding industry economic factors and the future profitability of the business. As of June 30, 2026 and December 31, 2025, the Company has assessed no impairment of goodwill.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, primarily property and equipment, right-of-use lease assets, developed technology and trade name, for impairment on an annual basis, or whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. When the Company determines that it is probable that undiscounted future cash flows will not be sufficient to recover an asset’s carrying amount, the asset is written down to its fair value. Assets to be disposed of by sale, if any, are reported at the lower of the carrying amount or fair value less cost to sell. As of June 30, 2026 and December 31, 2025, the Company has assessed no impairment of its long-lived assets.

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

Contracts with Multiple Performance Obligations

From time to time, the Company has contracts with customers that contain multiple performance obligations. For these contracts, the Company accounts for individual performance obligations separately if they are distinct. The Company accounts for individual goods and services separately if they are distinct performance obligations, which often requires significant judgment based upon knowledge of the products and/or services, the solution provided and the structure of the sales contract. The transaction price is allocated to the separate performance obligations on a relative standalone selling price basis for those performance obligations with stable observable prices. The Company determines the standalone selling prices based on its overall pricing objectives, taking into consideration market conditions and other factors, including the value of the contracts, pricing when certain services are sold on a standalone basis, the products sold, customer demographics, geographic locations, and the volume of services purchased. As of June 30, 2026 and December 31, 2025, there were no unsatisfied performance obligations associated with its customer contracts.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

Returns

The Company does not offer rights of return for its products and services in the normal course of business.

Contract Balances

The Company’s contract liabilities, if any, consist of advance payments for systems as well as deferred revenue on service obligations (see Note 5). As of June 30, 2026 and December 31, 2025, there was no deferred revenue recorded on the Company’s condensed consolidated balance sheets, respectively.

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

Net Loss Per Share

Basic net loss per share is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period, without consideration of potential shares of common stock.

Diluted net loss per share is calculated by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding plus common share equivalents from conversion of dilutive stock options using the treasury method and Series A-1 Preferred Stock (as defined below in Footnote 9) and Convertible Notes (as defined below in Footnote 8) using the as-converted method, except when antidilutive. In the event of a net loss, the effects of all potentially dilutive shares are excluded from the diluted net loss per share calculation as their inclusion would be antidilutive.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (cont.)

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

The Company calculates the expected term using the simplified method, or the arithmetic average of the original contractual term and the average vesting term, for “plain vanilla” stock option awards. The risk-free interest rate is based on the yield available on U.S. Treasury zero-coupon issues similar in duration to the expected term of the stock-based award. PMI is a newly public company with limited stock trading history; therefore, it uses the weighted average of the historic volatilities of the stock price of similar publicly traded peer companies, with extra weighting attached to those companies most similar in terms of size, financial leverage, and business activity. The Company utilizes a dividend yield of zero, as it has no history or plan of declaring dividends on its common stock.

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

Segment Information

Operating segments are defined as components of an enterprise for which separate financial information is evaluated regularly by the chief operating decision maker (“CODM”) who is the Company’s interim chief executive officer, chief accounting officer, and chief operating officer, in deciding how to allocate resources and assess the Company’s financial and operational performance. The CODM evaluates the Company’s financial information and resources and assesses the performance of these resources on a consolidated and aggregated basis. Accordingly, the Company has determined that it operates in one operating and reportable segment.

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

The following tables present information about the Company’s financial liabilities that are measured at fair value on a recurring basis and the fair value hierarchy of the valuation (in thousands):

	June 30, 2026
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
Category Class	Total	(Level 1)	(Level 2)	(Level 3)
Senior Secured Note (unpaid principal of $1,367)	$567	$-	$-	$567
Warrant Liability	1,079	-	-	1,079
Total	$1,646	$-	$-	$1,646

	December 31, 2025
		Quoted Prices	Significant	Significant
		in Active Markets	Observable	Unobservable
		for Identical Assets	Inputs	Inputs
Category Class	Total	(Level 1)	(Level 2)	(Level 3)
Senior Secured Note (unpaid principal of $15,000)	$5,448	$-	$-	$5,448
Warrant Liability	7,842	-	-	7,842
Total	$13,290	$-	$-	$13,290

The fair value of the Senior Secured Note at issuance and as of June 30, 2026, has been determined using a discounted cash flow model. The fair value of the Warrant (as defined below in Footnote 8) liabilities at issuance and as of June 30, 2026, was measured using a Monte Carlo simulation model.

3.	FAIR VALUE OF FINANCIAL INSTRUMENTS (cont.)

The significant unobservable inputs that are included in the valuation model of the Senior Secured Note and Warrants liability at issuance, at the date of the Warrant Exchange, and as of June 30, 2026, were as follows:

Input Range
	Senior Secured Note	Warrant Liability
Significant Unobservable Inputs:
Discount rate	25%-26.5%	-
Term to expiration (in years)	2.49-3	4.85-5
Calibration discount	61.5%	-
No exercise window (in years)	-	0.19-0.21
Volatility	-	82.5%95.5%
Risk-free rate	-	3.65%4.14%

The following table provides a rollforward of the aggregate fair values of the Senior Secured Note and Warrant liability for the six months ended June 30, 2026 (in thousands):

	Senior Secured Note	Warrant Liability
Balance as of December 31, 2025	$5,448	$7,842
Change in fair value	128	(5,869)
Cash payments on Notes Payable	(9,144)	-
Loss on settlement of debt	8,861
Extinguishment of liability due to Warrant Exchange	-	(894)
Settlement of Notes Payable via common stock issuance	(4,726)	-
Balance as of June 30, 2026	$567	$1,079

The decrease in the fair value of the Senior Secured Note and Warrant liability during the six months ended June 30, 2026, was primarily driven by changes in valuation assumptions, including the Company’s stock price and volatility.

The following table provides a rollforward of the aggregate fair values of the Senior Secured Note and Warrant liability for the three months ended June 30, 2026 (in thousands):

	Senior Secured Note	Warrant Liability
Balance as of March 31, 2026	$2,157	$4,699
Change in fair value	(17)	(2,726)
Cash payments on Notes Payable	(1,765)	-
Loss on settlement of debt	2,841
Extinguishment of liability due to Warrant Exchange	-	(894)
Settlement of Notes Payable via common stock issuance	(2,649)	-
Balance as of June 30, 2026	$567	$1,079

During the six months ended June 30, 2026, the Company made $9.1 million cash payments on the Senior Secured Note. Due to a $0.1 million early settlement discount, the outstanding principal was reduced by $9.0 million. Additionally, $3.7 million of the Senior Secured Note was settled through the issuance of 201,119 shares of common stock and $1.0 million cashless settlement, further decreasing the carrying amount of the Senior Secured Note liability. The fair value of the common shares issued was approximately $4.0 million, resulting in a $0.3 million difference, which was recognized as a loss on the settlement of debt.

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

4.	CERTAIN BALANCE SHEET COMPONENTS

(a)	Inventory, Net

Inventory, net of provisions for potentially excess, obsolete, or impaired goods, consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Raw materials	$6,005	$6,125
Work in process	2,111	2,533
Finished goods	1,294	1,478
	$9,410	$10,136

Allowance for excess and obsolete inventory	(3,440)	(2,833)
Inventory, net	$5,970	$7,303

(b)	Property and Equipment, Net

Property and equipment, net consists of the following (in thousands):

	June 30, 2026	December 31, 2025
Equipment	$700	$675
Furniture and fixtures	6	6
Leasehold improvements	101	101
Total cost	807	782

Less: accumulated depreciation	(645)	(599)
Property and equipment, net	$162	$183

Depreciation expense was $44,000, of which $32,000 was included in cost of goods sold, and $39,000, of which $9,000 was included in cost of goods sold, for the six months ended June 30, 2026 and 2025, respectively.

4.	CERTAIN BALANCE SHEET COMPONENTS (cont.)

(c)	Intangible Assets, Net

Intangible assets consist of the following (in thousands):

	June 30, 2026
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Developed Technology	$760	$(301)	$459
Trade Name	120	(114)	6
Total	$880	$(415)	$465

	December 31, 2025
	Gross		Net
	Carrying	Accumulated	Carrying
	Amount	Amortization	Value
Developed Technology	$760	$(269)	$491
Trade Name	120	(102)	18
Total	$880	$(371)	$509

Amortization expense for the six months ended June 30, 2026 was $44,000, of which $32,000 was included in cost of goods. Amortization expense for the six months ended June 30, 2025 was $43,000, of which $32,000 was included in cost of goods sold.

As of June 30, 2026, developed technology and trade name had remaining lives of 7.25 and 0.25 years, respectively. The estimated future amortization expense for the next five years and thereafter is as follows (in thousands):

June 30,2026
2026 (six months remaining)	$44
2027	64
2028	63
2029	63
2030	63
Thereafter	168
Total	$465

(d)	Other Accrued Liabilities

Other accrued liabilities consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Accrued compensation	$495	$574
Accrued clinical and manufacturing expenses	173	190
Accrued professional and consulting services	274	594
Other liabilities, current portion	515	499
Total other accrued liabilities, current portion	$1,457	$1,857

Accrued compensation includes sales commissions, payroll, employee paid time off, and employee and executive officer bonuses. Accrued clinical and manufacturing expenses represent royalties payable under a ten-year worldwide licensing agreement related to intellectual property covering the design and production of valves used in the SynCardia TAH and service costs on drivers returned, mostly from customers outside the U.S. The sums due to the vendor are secured by the license agreement, which is expired. Accrued professional and consulting services represent payables related to legal, accounting, and valuation services provided in preparation of the Company’s period end reporting. At the end of 2023, the Company’s management made the decision to terminate its sales and distribution agreement with State of the Art Medical Products, Inc. In connection with the termination of the agreement, the Company agreed to pay a termination penalty of $505,085, payable at $21,045 per month over a period of 24 months and a refund of $415,000 for returned inventory payable on May 1, 2025. Any payments not paid on the due dates are subject to a monthly interest of 1%. On September 30, 2025, $500,000 of the termination penalty was paid. As of June 30, 2026 and December 31, 2025, a termination penalty of $5,000 is included in other accrued liabilities. As of June 30, 2026 and December 31, 2025, $110,000 and $90,000, respectively, of interest for the termination penalty is included in accounts payable. As of June 30, 2026 and December 31, 2025, the balance due for returned inventory of $320,000 is included in accounts payable.

5.	REVENUE

Disaggregation of Revenue

The Company believes that the nature, amount, timing, and uncertainty of its revenue and cash flows and how they are affected by economic factors are most appropriately depicted by (i) geographic region, based on the shipping location of the customer, and (ii) type of product or service provided.

5.	REVENUE (cont.)

Total revenue based on the disaggregation criteria described above is as follows (dollars in thousands):

	Six Months Ended June 30,
	2026		2025
		% of		% of
	Revenue	revenue	Revenue	revenue
Revenue by geographic area
United States	$3,925	96%	$2,383	87%
Europe	-	0%	361	13%
Rest of the world	179	4%	-	0%
Total	$4,104	100%	$2,744	100%

Revenue by type
Products	$3,878	94%	$2,744	100%
Rentals	226	6%	-	0%
Total	$4,104	100%	$2,744	100%

Revenue from products includes related services, which represented less than 10% of product revenue for both periods. In the six months ended June 30, 2026, sales included $3.925 million, or 96%, of total revenue to U.S. customers and $0.179 million, or 4% of total revenue to Canada. In the six months ended June 30, 2025, sales included $0.316 million, or 12%, and $2.4 million, or 87%, of total revenue to Serbia and U.S, respectively. Customer concentrations are disclosed in Note 6.

Contract assets. As of June 30, 2026 and December 31, 2025, there were no contract assets, representing unbilled receivables where revenue was recognized in advance of customer billings.

Remaining Performance Obligations. Remaining Performance Obligations (“RPO”) comprise deferred revenue plus unbilled contract revenue. As of June 30, 2026 and December 31, 2025, there was no RPO.

6.	CONCENTRATIONS

Customers accounting for more than 10% of revenue in any of the periods presented are summarized as follows (in thousands, except percentages):

	Six Months Ended June 30,
	2026		2025
Customer A	$3,310	81%	$1,060	39%
Customer C	$-	0%	$546	20%
Customer E	$-	0%	$316	12%
Customer F	$-	0%	$361	13%

As of June 30, 2026, Customer A accounted for $0.564 million, or 92% and Customer I accounted for $0.05 million or 8% of the accounts receivable balance.

As of December 31, 2025, Customer A accounted for $0.179 million, or 29%, Customer B accounted for $0.086 million, or 14%, Customer F accounted for $0.179 million, or 29%, and Customer H accounted for $0.179 million, or 29%, of the accounts receivable balance.

Concentrations of revenues derived from foreign countries are disclosed in Note 5.

Long-lived assets by geographic areas are as follows (in thousands):

	June 30, 2026	December 31, 2025
United States	$154	$174
Foreign, principally in Europe	8	9
Property and equipment, net	$162	$183

7.	COMMITMENTS AND CONTINGENCIES

(a)	Leases

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

7.	COMMITMENTS AND CONTINGENCIES (cont.)

Right-of-use assets acquired under finance and operating leases consist of the following (in thousands):

	June 30, 2026	December 31, 2025
Finance leases:
Office equipment	$130	$152
Finance lease right-of-use assets, net	$130	$152

Operating Leases:
Facilities	$203	$363
Operating lease right-of-use assets, net	$203	$363

As of June 30, 2026, the company had three finance leases for office equipment with a weighted average discount rate of 5.82% and a weighted average remaining lease term of 0.87 years. As of December 31, 2025, the company had three finance leases for office equipment with a weighted-average discount rate of 7.4% and a weighted-average remaining lease term of 1.30 years.

As of June 30, 2026 and December 31, 2025, the weighted average discount rate for the one operating lease was 12.0% and had a weighted average lease term of 0.58 and 1.0 years, respectively.

The following table summarizes the Company’s undiscounted cash payment obligations for its operating and finance lease liabilities with initial terms of more than twelve months as of June 30, 2026 (in thousands):

	Operating Leases	Finance Lease
2026 (six months remaining)	$206	$43
2027	34	33
Undiscounted total	240	76
Less: imputed interest	(5)	-
Present value of future minimum payments	235	76
Current portion of lease liability	(235)	(76)
Lease liability, net of current portion	$-	$-

Certain operating lease agreements for facilities include non-lease costs, such as common area maintenance, which are recorded as variable lease costs. Cash paid for amounts included in the measurement of operating lease liabilities totaled $0.19 million and $0.23 million for the six months ended June 30, 2026 and  June 30, 2025, respectively. Operating lease expenses are summarized as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Operating lease cost	$206	$207
Short-term lease cost	8	8
Variable lease cost	27	39
Total operating lease cost	$241	$254

Cash paid under finance leases totaled $32,000 and $40,000 in the six months ended June 30, 2026 and 2025, respectively.

(b)	China Corporation

In July 2023, the Company granted SynCardia Medical (Beijing), Inc. (“SynCardia Beijing”) exclusive distribution rights of its products in mainland China, Hong Kong, Macau, and Taiwan. Contingent on the Company becoming publicly traded on a stock exchange, it would be committed to contribute approximately $2.9 million in exchange for a 60% ownership interest and control of the board of directors of SynCardia Beijing. Should this occur, non-controlling owners would also invest approximately $2.9 million to obtain a 40% ownership interest in SynCardia Beijing and the Company would begin to consolidate its results in its condensed consolidated financial statements.

As of June 30, 2026, the Company had not consummated the contemplated investment, and SynCardia Beijing continued to operate solely as an independent distributor. The agreement remains in effect; however, the Company is monitoring international and market conditions and intends to proceed when such conditions have stabilized and are supportive of the planned investment. Accordingly, no amounts related to this arrangement have been recognized in the Company’s condensed consolidated financial statements as of and for the six months ended June 30, 2026.

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

On February 2, 2026, a putative securities class action captioned Louie v. Picard Medical, Inc., et al., Case No. 5:26-CV-01024, was filed in the United States District Court for the Northern District of California, San Jose Division. The complaint named PMI as a defendant, along with certain of its current and former officers and directors and other third parties, and purported to assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b‑5 promulgated thereunder. On May 15, 2026, the Court appointed Roger Wiegley and Sobhy Abdelhady as Lead Plaintiffs (“Lead Plaintiffs”) and The Rosen Law Firm, P.A. as lead counsel.

On July 28, 2026, Lead Plaintiffs and Named Plaintiff Nicholas Boldery filed an Amended Complaint ("Amended Complaint"), dropping their claims under the Securities Exchange Act of 1934 (Sections 10(b) and 20 (a)) and instead alleging claims under Sections 11 and 15 of the Securities Act of 1933 concerning material omissions in the IPO registration statement regarding market structure or stock price manipulation risks.

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

Senior Secured Note

In December 2025, the Company entered into a securities purchase agreement (the “Securities Purchase Agreement”) with High Trail ("Note Holder") pursuant to which PMI agreed to issue and sell the Senior Secured Note and warrants to purchase shares of our common stock (the "HT Warrants"). An initial $15.0 million aggregate principal amount of Senior Secured Note was issued at the initial closing on December 26, 2025, with a maturity date of December 26, 2028. PMI received proceeds of $13.5 million, net of an original issue discount of $1.5 million, or 10%, and also incurred debt issuance costs of $1.5 million. The terms of the Senior Secured Note provide, among other things, for the following:

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

●	A requirement that the Company maintains a minimum liquidity amount of $4.0 million.
●	A first priority lien on all tangible and intangible assets of the Company until the outstanding total principal is satisfied.
●	A default interest rate of 15% which accrues upon an event of default.
●	In connection with a fundamental change, as defined in the Securities Purchase Agreement, a repurchase price of 105% of outstanding principal plus accrued interest.

The Company issued 140,187 HT Warrants to High Trail and 14,019 common stock warrants to the Placement Agent (the "PA Warrants," and, together with the HT Warrants, the "Warrants"). The Warrants have an exercise price of $133.75 per share and a term of 5 years. Due to certain ratchet provisions in the warrant agreements, the Warrants are classified as liabilities under ASC 815-40. The fair value of the PA Warrants of $0.8 million is recorded as debt issuance costs. Part of the proceeds of the note were allocated to the fair value of the HT Warrants at issuance amounting to $8.1 million.

Upon issuance, the Company elected to account for the Senior Secured Note under the fair value option. The primary reason for electing the fair value option is for simplification and cost-benefit considerations of accounting for the Senior Secured Note at fair value in its entirety versus bifurcation of the embedded features. Under the fair value election, debt issuance costs are expensed as incurred, and the debt liability is subsequently valued at fair market value during each reporting period until settlement. The fair value of the Senior Secured Note at issuance and as of December 31, 2025, amounted to $5.4 million, each. The change in fair value for the year ended December 31, 2025, was $0.012 million and was charged to earnings. Debt issuance costs of $2.3 million were expensed during the year ended December 31, 2025, and reported in financing charges in the condensed consolidated statements of operations and comprehensive loss. The fair value of the Senior Secured Note as of  June 30, 2026, was $0.567 million. The change in fair value, the loss on settlement of debt, and the loss on warrant exchange for the three and six months ended June 30, 2026, was $2.74 million, ($3.19) million and ($0.51) million, and $5.74, $($9.28) million and ($0.51) million, respectively and was charged to earnings.

On May 5, 2026, the Company entered into a Warrant Issuance and Exchange Agreement wherein the existing HT Warrants were surrendered and exchanged for new warrants to purchase 200,000 shares of Common Stock at an exercise price of $17.50 per share, subject to certain adjustments as provided in the warrant agreement. The new warrants have a term of 5 years. As a result of the warrant exchange, the fair value of the warrant liability at the exchange date of $894 was extinguished and credited to additional paid in capital. The new warrants were fair valued at the issuance date and the incremental value of $505 was expensed as loss on warrant exchange and credited to additional paid in capital. The Company evaluated the new warrants and determined that these are equity-classified instruments.

In connection with the May 2026 Offering (see Note 9), certain adjustment provisions in the PA warrants were triggered, resulting in the placement agent owning an aggregate of 163,755 warrants with an exercise price of $11.45. At June 30, 2026, the fair value of the PA warrants amounted to $1.08 million. For the three and six months ended June 30, 2026, $0.65 million and $0.28 million of change in fair value in the PA warrants was charged to earnings, respectively.

Convertible Notes

Between May and September 2023, the Company issued $4.2 million of unsecured 6% convertible notes due two years from issuance (the "2023 Convertible Notes"). The 2023 Convertible Notes were originally set to automatically convert into common stock at a fixed price upon maturity or before a public listing. In 2025, the Company amended $4.1 million of the 2023 Convertible Notes to extend maturity and revise the conversion terms so that the notes would convert at 50% (or 23%, after taking into account the Company's 2025 1 for 2.2 forward stock split, or 1,150%, after taking into account the Company's 50 for 1 reverse stock split) of the lowest price paid by investors in a future initial public offering ("IPO") or financing. Because the revised conversion terms created embedded derivative features under accounting rules, the Company recorded a $3.1 million derivative liability and corresponding debt discount, which was fully amortized to interest expense by September 2025. In September 2025, approximately $4.1 million in principal and $0.5 million in accrued interest converted into about 0.1 million shares of common stock. The remaining balance of $0.1 million was repaid in cash. Amortization expense for the three and six months ended June 30, 2025, was $0.4 million and $0.7 million, respectively.

8.	DEBT (cont.)

Between April 2024 and May 2025, the Company issued an additional $5.7 million of unsecured 6% convertible notes under a 2024 Convertible Note Agreement (the "2024 Convertible Notes," and, together with the 2023 Convertible Notes, the "Convertible Notes"). The 2024 Convertible Notes matured after six months or upon an IPO and converted automatically into securities issued in an IPO or other financing at discounted conversion prices tied to future investor pricing. The Company determined that these conversion features also qualified as embedded derivatives, recording a $1.8 million derivative liability and related debt discount. In September 2025, the full $5.7 million principal plus accrued interest converted into roughly 6.5 million shares of common stock. A separate $7.0 million convertible note equally held by Nexus Science Foundation Inc. and Another Dimension Foundation, each of which received approximately 0.1 million shares upon conversion in September 2025. Amortization expense for the three and six months ended June 30, 2025, was $0.4 million and $0.7 million, respectively.

In March, 2026, the Company entered into unsecured promissory notes with Fannet Technologies, Inc. (“Fannet Note”) and Anchor Investment, LLC (“Anchor Note”) in principal amounts of $0.1 million and $0.2 million, respectively. The Fannet Note provided for a fixed contractual return of $10,000. Upon failure to repay any amounts due on or before the maturity date (including any approved extension), such amounts accrued default interest at a rate of 2.0% per month (24% per annum), or the maximum rate permitted by applicable law, whichever was lower, until paid in full. The Anchor Note provided for a fixed contractual return of $22,000, which represented the minimum return payable and remains due regardless of any prepayment. Each note matured 30 days after the date funds were received by the Company, subject to extension with the applicable lender’s written consent. Both notes were unsecured and ranked pari passu in right of payment with all other unsubordinated, unsecured indebtedness of the Company. Each note required mandatory prepayment upon the consummation by the Company or any subsidiary of an equity or equity-linked financing yielding aggregate gross proceeds to the Company of at least $5,000,000. The Company could prepay either note at any time, in whole or in part, without premium or penalty. In connection with the May 2026 Offering, in May 2026 the company applied net proceeds to extinguish both the Fannet Note and Anchor Note, resulting in the complete satisfaction and discharge of all obligations thereunder.

In April 2026, the Company entered into a securities purchase agreement with Quick Capital, LLC (“Quick Capital”), pursuant to which the Company issued a convertible promissory note in the principal face amount of $0.6 million (the “Quick Capital Note”) and 80,128 shares of common stock as origination shares. The Quick Capital Note was issued with an original issue discount of $55,556, resulting in aggregate funded proceeds to the Company of $500,000, less $10,000 in buyer expenses. The Quick Capital Note bore a one-time interest charge of 12% applied on the date of issuance and matured nine months from issuance. Repayment was due in six equal monthly installments of $103,704, commencing on July 1, 2026. Upon the occurrence of an event of default, the Quick Capital Note accrued interest at a rate equal to the lesser of 20% per annum or the maximum rate permitted by law, and became immediately due and payable in an amount equal to 150% of the then-outstanding principal, plus accrued interest and other amounts owed, subject to a cumulative maximum of 200% of such amounts. During any continuation of an event of default, Quick Capital could elect to convert all or any portion of the outstanding principal and interest into shares of common stock at a conversion price equal to 75% of the lowest trading price of the common stock for the ten trading days prior to conversion, subject to a 4.99% beneficial ownership limitation. In connection with the May 2026 Offering, in May 2026 the company applied net proceeds to extinguish the Quick Capital Note, resulting in the complete satisfaction and discharge of all obligations thereunder.

9.	TEMPORARY EQUITY AND STOCKHOLDER’S EQUITY

(a)	Redeemable Convertible Preferred Stock

In September 2021, the Company amended the Articles of Incorporation (as amended, the "Articles of Incorporation") to allow for the issuance of 30,000,000 shares of Series A-1 Preferred Stock (as defined below). Upon certain change in control events that are outside of the Company’s control, including sale of substantially all of the Company’s assets or the occurrence of a Deemed Liquidation Event (as defined in the Company’s Articles of Incorporation), the holders of the shares of Series A-1 Preferred Stock may cause redemption of the shares of the Series A-1 Preferred Stock. Accordingly, these shares are considered contingently redeemable and are classified as temporary equity on the accompanying condensed consolidated balance sheets. The Series A-1 Preferred Stock may be converted at the option of the holder at any time and without the payment of additional consideration by the holder into a number of fully paid and non-assessable shares of common stock based on the terms within the Articles of Incorporation. The following are the rights and privileges related to the Series A-1 redeemable convertible preferred stock (the “Series A-1 Preferred Stock”):

●

Dividend Provision: The holders of the preferred stock in preference to the holders of common stock are entitled to receive, if and when declared by the board of directors, dividends at the rate of 12% of the original issue price, defined as $1.00, per annum. Such dividends are cumulative and compound annually. No dividends have been declared to date. In addition, the holders of the preferred stock are entitled to receive a dividend equal to any dividend paid on common stock, when and if declared by the board, on the basis of the number of shares of common stock into which the preferred stock may be convertible. Undeclared dividends with respect to the outstanding Series A-1 Preferred Stock as of June 30, 2026, totaled $0 million, due to the Preferred Conversion described below, and as of  December 31, 2025, totaled approximately $0 million. In the event of liquidation, dissolution or winding up of the Company, the holders of the Series A-1 Preferred Stock will be entitled to the original issue price plus accrued dividends before any funds are available to common stockholders.

●

Conversion Rights: All holders of the Company’s preferred stock have a right to convert the outstanding balances of preferred shares at any time following the date of issuance into a number of fully paid shares of common stock, as specified in the Articles of Incorporation. The conversion rate is the original issue price for the relevant shares divided by the conversion price of the relevant shares, subject to anti-dilution adjustments. In the event of a sale of shares in a public offering resulting in gross proceeds of $25 million to the Company, such conversion into common stock would be mandatory. The 18,406,857 shares of Series A-1 Preferred Stock outstanding on July 7, 2025, were converted, by the holders, into 792,378 shares of common stock. As of June 30, 2026, there were no outstanding Preferred Stockholders.

●

Liquidation Preferences: In the event of any liquidation, dissolution, winding-up or sale or merger of the Company, whether voluntarily or involuntarily, each holder of Preferred Stock is entitled to receive, in preference to the holders of common stock, a per-share amount equal to the original issue price, plus all declared but unpaid dividends. As of June 30, 2026, the redemption preference on liquidation would be approximately $0 million, due to the Preferred Conversion described below.

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

In July 2025, Hunniwell Picard I exercised the option to convert all of its Series A-1 Preferred Stock to 792,378 shares of common stock. At the time of conversion, no dividends were declared or paid.

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

9.	TEMPORARY EQUITY AND STOCKHOLDER’S EQUITY (cont.)

The Company had shares of common stock reserved for issuance as follows:

	June 30, 2026	December 31, 2025
Issued Warrants	1,030,422	154,206
Options issued and outstanding	251,738	151,129
Available for future grants of equity awards	108,262	208,871
Total	1,390,422	514,206

(c)	Common Stock Issuance

In March 2025, the Company entered into subscription agreements with certain investors for the sale of 7,057 shares of the Company’s common stock at a price of $71.00 per share for total consideration of $0.5 million.

In April 2025, the Company entered into subscription agreements with certain investors for the sale of 13,906 shares of the Company’s common stock at a price of $71.00 per share for total consideration of $1.0 million.

In February and March 2026, the Company issued a total of 27,607 shares of common stock to settle $2.1 million of Senior Secured Note principal as a result of High Trail’s election to accelerate repayment in shares.

In February, March, and April 2026, a total of 45,198 stock options were exercised for proceeds of approximately $60,000.

In April, May, and June 2026, the Company issued a total of 173,512 shares of common stock to settle $1.65 million of Senior Secured Note principal as a result of High Trail’s election to accelerate repayment in shares.

In May 2026, the Company completed a public offering where it sold an aggregate (i) 333,333 shares of its Common Stock, including one investor in the public offering exercised 20,000 pre-funded warrants in exchange for the equivalent number of shares of common stock, (ii) series A common warrants to purchase up to 333,333 shares of Common Stock (the “Series A Common Warrants”), and (iii) series B common warrants to purchase up to 333,333 shares of Common Stock (the “Series B Common Warrants” together with the Series A Common Warrants, the “Common Warrants”) for a combined offering price of $15.0 per share for gross proceeds of $5.0 million (the "May 2026 Offering"). Net proceeds from the May 2026 Offering were $3.06 million after deduction of $0.94 million of offering costs with $1.0 million in a cashless transaction to settle the principal of the Company’s Senior Secured Note. The Company evaluated the terms of the Common Warrants and determined that these are equity classified instruments.

In June 2026, the Company issued a total of 1,603 shares of common stock at $51.78 per share in connection with the issuance of principal and interest of $0.56 million of the Quick Capital Note under the terms of the Quick Capital Note.

10.	SHARE BASED COMPENSATION

In September 2021, the Company’s board of directors approved the adoption of the 2021 Equity Incentive Plan, under which the Company is authorized to issue incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock awards, restricted stock units, other stock awards and performance awards that may be settled in cash, stock, or other property. On  October 10, 2025, the Company’s stockholders approved an amendment to the Company’s 2021 Equity Incentive Plan (as amended, the “Plan”) to (i) increase the aggregate number of shares of Common Stock available under the Plan to a total of 360,000 shares, (ii) include warrant as a type of awards issuable under the Plan, and (iii) to ratify the 2021 Equity Incentive Plan.

The aggregate number of shares of common stock authorized for issuance under the Plan is 360,000 shares, which may be increased through an amendment to the Plan adopted by the board of directors. The number of shares authorized is subject to standard adjustments in the event of a stock split, stock dividend or other extraordinary dividend, or other similar change in the Company’s common stock or capital structure. Awards that expire or are cancelled generally become available for issuance again under the Plan. Awards have a maximum term of ten years from the grant date and vest over four years, but may vest over varying periods, as specified by the Company’s board of directors for each grant.

A summary of stock option transactions for the six months ended June 30, 2026, is as follows:

	Shares Available	Number of Options	Weighted Average
	For Grant	Outstanding	Exercise Price
Balance as of December 31, 2025	208,871	151,129	$22.00
Granted	(164,329)	164,329	2.23
Exercised	45,198	(45,198)	3.07
Cancelled	18,522	(18,522)	$45.52
Balance as of June 30, 2026	108,262	251,738	$17.30

As of June 30, 2026, there were 251,738 options outstanding, with a weighted average exercise price of $17.30, a weighted average remaining term of 8.19 years, and an aggregate intrinsic value of $1.0 million. Of these 232,643 were vested, with a weighted average exercise price of $12.71, a weighted average remaining term of 8.17 years and an aggregate intrinsic value of $1.0 million. The options vest over a period of 4 years, except for the May 2026 Options (as defined below), which vest immediately.

As of June 30, 2025, there were 156,646 options outstanding, with a weighted average exercise price of $32.50, a weighted average remaining term of 7.59 years, and an aggregate intrinsic value of $6.5 million. Of these, 93,133 were vested, with a weighted average exercise price of $20.50, a weighted average remaining term of 7.0 years and an aggregate intrinsic value of $4.7 million. The options vest over a period of 4 years.

In February 2026, the Company granted 329 stock options with an exercise price of $84.50 and a term of 10 years. In March 2026, the Company granted 4,000 stock options with an exercise price of $54.00 and a term of 10 years (the "May 2026 Options"). In May 2026, the Company granted 160,000 stock options with an exercises price of $0.005 and a term of 10 years. The February 2026 and March 2026 options vest over a period of 4 years. The May 2026 Options immediately vest and are fully expensed on issuance in the amount of $1.2 million. The Company measures the fair value of all stock-based awards on the grant date and records the fair value of these awards to compensation expense over the vesting period. The fair market value of the February, March, and May 2026 stock-based awards was determined using the Black-Scholes option pricing model which used the following assumptions:

Stock Price	$7.0-$84.50
Expected dividend yield	0%
Expected stock price volatility	160%-164%
Risk-free interest rate	3.66%-4.26%
Expected term (years)	6.08

10.	SHARE BASED COMPENSATION (cont.)

A summary of stock option transactions is as follows (in thousands):

	Six Months Ended June 30,
	2026	2025
Cost of revenue	$45	$8
Research and development	12	22
Selling, general and administrative	1,488	294
Total stock-based compensation	$1,545	$324

As of June 30, 2026, the unrecognized stock-based compensation cost related to outstanding stock options that are expected to vest was $0.9 million, which the Company expects to recognize over an estimated weighted average period of 2.78 years.

As of June 30, 2025, the unrecognized stock-based compensation cost related to outstanding stock options that are expected to vest was $2.2 million, which the Company expects to recognize over an estimated weighted average period of 2.97 years.

11.	INCOME TAXES

The primary differences between the federal statutory income tax rate and the Company’s effective tax rate are due to permanent differences such as meals and entertainment expenses that are non-deductible for tax, state income taxes, the net change in valuation allowance, and other non-taxable items.

The tax effects of temporary differences and carryforwards that gave rise to significant portions of the deferred tax assets and liabilities for the six months ended June 30, 2026 and 2025, were net operating loss carryforwards, accruals and reserves, credits, fixed assets, and other items.

As of  December 31, 2025, a full valuation allowance was provided for the tax benefits that may not be realized and is still in effect as of  June 30, 2026. Management believes, based on a variety of factors, it is more likely than not that the deferred income tax assets will not be fully realized.

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

The 119,940 outstanding of the  May 2026 Options were included in the denominator for the calculation of basic EPS because they have a nominal exercise price.

	Six Months Ended June 30,
	2026	2025
Shares of common stock issuable upon exercise of common stock options	131,797	156,646
Shares of common stock issuable upon exercise of issued warrants	1,030,422	-
Shares of common stock issuable upon conversion of Convertible Notes	-	389,270
Shares of common stock issuable upon conversion of Series A-1 Preferred Stock	-	792,378
Total shares of common stock excluded from denominator for diluted earnings per share computation	1,162,219	1,338,294

13.	RETIREMENT PLANS

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

Related Party Notes

On various dates in January, March, and June 2025, the Company borrowed an aggregate of $1.75 million from Fang Family Fund II, LLC (the "FFF-II"), an entity affiliated with one of its executive directors and Interim Chief Executive Officer, under a loan agreement which bears 6% interest per annum. The principal and accrued interest of these notes will be due and payable by the Company in cash at any time before or after twelve months from the date of the transfer of funds (the “Maturity Date”) at the Company’s written election or upon written demand by the Holder. Notwithstanding the foregoing sentence, the Company may, with the written consent of Holder, elect to extend the Maturity Date. Under these notes, the Company unconditionally grants, assigns, and pledges to the Holder a continuing security interest in all of the Company’s right, title, and interest in all currently existing and hereafter acquired or arising Collateral to secure prompt repayment of any and all sums due under this note. In September 2025, the $1.75 million loan plus $0.05 million in interest was paid.

In November 2025, the Company borrowed $1.0 million from Fang Family Fund I, LLC (the "FFF-I"), an entity affiliated with one of its executive directors and Interim Chief Executive Officer, under a loan agreement which bears 6% interest per annum. In January 2026, the Company satisfied the loan payable and the related party receivable by repaying $1.0 million plus $7,025 interest on the November 26, 2025 related party note, offset by $134,712 related party note receivable.

In February 2026, the Company borrowed $0.7 million from FFF-I, an entity affiliated with one of its executive directors, under a loan agreement, which bears 6% interest per annum. The principal and accrued interest of this Note will be due and payable by the Company in cash on February 28, 2027, at the Company’s written election or upon written demand by FF-I.

The term Collateral in the above loans refers to all assets of the Company, including without limitation all of the Company’s right, title, and interest in assets, whether now owned or hereafter acquired or arising and wherever located.

Stock Based Compensation

In May 2026, the Company granted 80,000 stock options with an exercise price of $0.005 and a term of 10 years to Chris Hsieh, a consultant. The May 2026 Options immediately vest and are fully expensed on issuance in the amount of $0.6 million.

15.	SUBSEQUENT EVENTS

In connection with the issuance of the condensed consolidated financial statements for the six months ended June 30, 2026, the Company has evaluated subsequent events through the date the condensed consolidated financial statements were issued.

Convertible Note Payable

In July 2026, the Company issued a note amounting to $0.3 million which bears annual interest of 6% and matures 12 months from the issuance date. In the event of an equity financing resulting in the sale of the Company’s common stock for gross proceeds of $10 million in cash, the Company has the option to convert the note at a price equivalent to the price per share to be offered in the equity financing. On August 3, 2026, the note was modified to include an option for the noteholder to convert the note at any time based on the trading price of the Company’s common stock immediately preceding the date the noteholder delivers the conversion notice. On August 10, 2026, the noteholder elected to convert the full amount of the note and related interest for 84,005 shares of the Company’s common stock.

Related Party Loans

On various dates in July and August 2026, the Company borrowed a total of $0.5 million of interest-free loans from the Fang Family Fund, LLC, an entity affiliated with its executive directors and Interim Chief Executive. The loans are due in full upon the Company successfully receiving $1.0 million or more in external funding six months from the effective dates of the respective loan agreements. If the Company does not receive $1.0 million in external funding within 2 months from the respective deposit dates, the loans become due and payable with loan payment terms to be determined at that time.

Senior Secured Note

In July 2026, the Company issued 199,310 shares of the Company’s common stock to settle the remaining principal balance of the Senior Secured Note of $1.367 million.

Reverse Stock Split

On July 31, 2026, the Company completed a 50 for 1 reverse split of the Company’s common stock. Pursuant to the Reverse Stock Split, every 50 shares of the Company’s issued and outstanding common stock was automatically combined into one issued and outstanding share of common stock. The par value of the common stock remained unchanged .

All share and per share amounts in the financial statements have been retrospectively adjusted for all periods presented to reflect the stock split.

NYSE American Compliance Plan Acceptance

On July 22, 2026, the Company received a letter from the NYSE American LLC ("NYSE American") stating that the NYSE American has accepted the Company's plan (the "Compliance Plan") to regain compliance with the NYSE American’s continued listing standards, specifically Sections 1003(a)(i) and (ii) since, as previously disclosed in Current Reports on Form 8-K filed on May 11, 2026 and May 21, 2026, the Company reported (i) stockholders’ equity of $3.8 million as of December 31, 2025, (ii) stockholders’ deficit of $(1.4) million as of March 31, 2026, and (iii) losses in three of its four most recent fiscal years ended December 31, 2025.

The NYSE American’s acceptance allows the Company to continue its listing on the NYSE American, subject to the Company achieving the milestones set forth in the Compliance Plan and being subject to quarterly review by the NYSE American. The Company is subject to a maximum period of 18 months from the original notice of noncompliance to regain compliance.

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

Overview

PMI functions as a holding company and owns 100% of the membership interests of SynCardia. Business operations are carried out by and through SynCardia, and accordingly most of the information set forth in this Quarterly Report on Form 10-Q relates to the business of SynCardia. SynCardia is a medical technology company that manufactures and sells the only U.S. Food and Drug Administration (“FDA”) and Health Canada approved SynCardia TAH, which fully replaces the function of a failing human heart. To date, more than 2,100 SynCardia TAHs have been implanted in patients across 27 countries, and the SynCardia TAH is an established bridge to heart transplantation for patients with biventricular heart failure, also referred to as end-stage heart failure, in the U.S. and around the globe. We are also pursuing additional research and advancements in medical technology, including the next-generation Emperor Total Artificial Heart (“Emperor TAH”), which is designed to combine the proven SynCardia TAH ventricles with the Company’s next-generation electromechanical Emperor Drive System. The Emperor TAH  is being developed as a platform to a fully implantable total artificial heart and eliminate the need for external drivers. The Emperor TAH is subject to additional development and regulatory review.

During the second quarter of 2026, we continued development of the Emperor TAH program, including the successful completion of a series of acute in vivo implant studies evaluating the latest iteration of the Emperor TAH and the presentation of new in vivo Emperor data at the American Society for Artificial Internal Organs (“ASAIO”) 2026 Annual Conference. We also presented new clinical outcomes research involving patients supported with the SynCardia TAH at ASAIO 2026.

Subsequent to June 30, 2026, we publicly presented the integrated architecture of the Emperor TAH platform for the first time at the 48th Annual International Conference of the IEEE Engineering in Medicine and Biology Society (“IEEE EMBC 2026”). The presentation provided the biomedical engineering community with a detailed view of the Emperor platform and its electromechanical drive architecture. We believe the presented architecture has the potential to be a platform for a first-of-a-kind fully implantable total artificial heart. We continue to pursue development of the Emperor platform, with our longer-term objective of building the world’s first fully artificial heart.

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

Implantation of the SynCardia TAH is covered by the U.S. Centers for Medicare and Medicaid Services under National Coverage Determination 20.9.1 and is generally reimbursed under Diagnosis Related Group 001, the highest reimbursement category for cardiac procedures. Hospital reimbursement varies based on case complexity and institutional adjustments. Because reimbursement is determined primarily by the procedure rather than the specific device used, hospitals evaluate mechanical circulatory support technologies based on clinical suitability and overall cost effectiveness within the applicable reimbursement framework. We currently have SynCardia TAH inventory available to support near-term customer requirements.

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

NYSE Notice

On May 8, 2026, the Company received a notice of noncompliance from NYSE Regulation (“NYSE Notice”) stating that it was not in compliance with Section 1003(a)(ii) in the NYSE American Company Guide (the “Company Guide”) since the PMI reported stockholders’ equity of $3.8 million as of December 31, 2025, and had net losses in three of its four most recent fiscal years then ended (the "Stockholders' Equity Rule"). In order to maintain our listing on the NYSE American, the NYSE American requested that PMI submit a plan of compliance (the “Compliance Plan”) by June 7, 2026, advising of actions it has taken or will take to regain compliance with Section 1003(a)(ii) of the Company Guide by November 8, 2027. Subsequently, PMI timely filed the Plan with NYSE American. On July 22, 2026, we received a letter from the NYSE American stating that PMI's Compliance Plan had been accepted.

The NYSE American’s acceptance allows us to continue to be listed on the NYSE American, subject to PMI achieving the milestones set forth in the Compliance Plan and being subject to quarterly review by the NYSE American. We are subject to a maximum period of 18 months from the original notice of noncompliance to regain compliance, which date is November 8, 2027.

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

Results of Operations

Comparison of Six Months Ended June 30, 2026 and 2025

The following table summarizes Picard’s results of operations (in thousands, except percentages) (unaudited):

	Six Months Ended June 30,		Change
	2026	2025	$	%
Revenues, net:
Products	$3,878	$2,744	$1,134	41%
Rentals	226	-	226	100%
Total revenues	4,104	2,744	1,360	50%

Cost of revenues:
Products	2,157	2,119	38	2%
Rentals	1,056	1,110	(54)	-5%
Total cost of revenues	3,213	3,229	(16)	-0%

Gross profit (loss)	891	(485)	1,376	-284%

Operating expenses:
Research and development costs	3,269	1,551	1,718	111%
Selling, general and administrative expenses	6,762	4,731	2,031	43%
Total operating expenses, net	10,031	6,282	3,749	60%

Operating loss	(9,140)	(6,767)	(2,373)	35%

Other income and expense:
Interest expense	(94)	(2,982)	2,888	-97%
Derivative gain (loss)	-	(2,505)	2,505	100%
Change in fair value of senior secured note and warrant liability	5,741	-	5,741	100%
Loss on settlement of debt	(9,284)	-	(9,284)	-100%
Loss on warrant exchange	(505)	-	(505)	-100%
Other income	13	-	13	100%
Total other income (expenses), net	(4,129)	(5,487)	1,358	-25%
Loss before income taxes	(13,269)	(12,254)	(1,015)	8%
Provision for income tax	(7)	(31)	24	-77%
Net loss	$(13,276)	$(12,285)	$(991)	8%

Revenues

Total revenues increased by $1.4 million, or 50%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. This increase is due to an increase in U.S. product sales of $1.5 million, an increase in rest of world sales of $0.2 million, offset by a $0.4 million decrease in Europe sales.

Cost of Revenues

Total cost of revenues decreased by $0.02 million, or 0%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025.

The decrease was primarily driven by improved gross margins on product sales, which more than offset the costs associated with rental sales. As a result, total cost of revenue decreased to 78% of total sales for the six months ended June 30, 2026, compared with 118% for the corresponding period in 2025. This is due to improved finished goods inventory management between the periods.

Research and Development Expenses

Research and development expenses increased by $1.7 million, or 111%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily attributable to increased activity and phase scheduling in the new product research. We do not track expenses by product candidate. While research and development supply expense are isolated by product, personnel are not. Research and Development personnel do not work on current product production, therefore labor expense is not isolated by product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $2.0 million, or 43%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The increase was primarily attributable to a $1.2 million increase in stock based compensation expenses, a $0.2 million in franchise tax fees, a $0.1 million increase in employee benefits and a $0.5 million increase in professional and legal expenses.

Total Other Income (Expenses)

Total other expenses decreased by $1.4 million, or 25%, for the six months ended June 30, 2026, as compared to the six months ended June 30, 2025. The decrease was attributed to the increase of loss on settlement of debt and loss on Warrant Exchange, offset by changes in fair value of the Senior Secured Note and warrant liabilities.

Comparison of Three Months Ended June 30, 2026 and 2025

The following table summarizes Picard’s results of operations (in thousands, except percentages) (unaudited):

	Three Months Ended June 30,		Change
	2026	2025	$	%
Revenues, net:
Products	$2,935	$2,131	$804	38%
Rentals	19	-	19	100%
Total revenues	2,954	2,131	823	39%

Cost of revenues:
Products	1,720	1,551	169	11%
Rentals	618	707	(89)	-13%
Total cost of revenues	2,338	2,258	80	4%

Gross profit (loss)	616	(127)	743	-585%

Operating expenses:
Research and development costs	1,374	743	631	85%
Selling, general and administrative expenses	3,871	2,651	1,220	46%
Total operating expenses	5,245	3,394	1,851	55%

Operating loss	(4,629)	(3,521)	(1,108)	31%

Other income and expense:
Interest expense	(89)	(2,427)	2,338	-96%
Derivative gain (loss)	-	(776)	776	100%
Change in fair value of senior secured note and warrant liability	2,743	-	2,743	100%
Loss on settlement of debt	(3,186)	-	(3,186)	-100%
Loss on warrant exchange	(505)	-	(505)	-100%
Other income (expense), net	13		13	100%
Total other expenses, net	(1,024)	(3,203)	2,179	-68%
Gain (Loss) before income taxes	(5,653)	(6,724)	1,071	-16%
Provision for income tax	(7)	-	(7)	-100%
Net loss	$(5,660)	$(6,724)	$1,064	-16%

Revenues

Total revenues increased by $0.8 million, or 39%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. This increase is due to an increase in U.S. sales of $0.8 million.

Cost of Revenues

Total cost of revenues increased by $0.08 million, or 4%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase in cost of revenues for the three months ended June 30, 2026, was mainly due to $0.17 million increase in product manufacturing costs, offset by a $0.09 million decrease in rental costs. Rental revenue and rental cost are not directly correlated. Rental costs are mainly related to machine maintenance to maintain reliability and are incurred on a time schedule that is dependent on the amount of time the Freedom Driver is actually used. The Freedom Driver may be used for multiple patients before maintenance service is required. Rental revenue is earned when a patient is discharged from a hospital with a Freedom Driver. Rental Revenue is recognized when it becomes likely that we will receive payment. The timing differences between usage and payment receipt generally do not correlate to the cost of service maintenance, resulting in negative gross margins. Our total cost of revenue as a percentage of total sales for the three months ended June 30, 2026 and 2025, was 79% and 106%, respectively.

Research and Development Expenses

Research and development expenses increased by $0.6 million, or 85%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily attributable to increased activity and phase scheduling in the new product research. We do not track expenses by product candidate. While research and development supply expense are isolated by product, personnel are not. Research and Development personnel do not work on current product production, therefore labor expense is not isolated by product.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.2 million, or 46%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The increase was primarily attributable to a $1.2 million increase in stock based compensation expense.

Total Other Income (Expenses)

Total other expenses decreased by $2.2 million, or 68%, for the three months ended June 30, 2026, as compared to the three months ended June 30, 2025. The decrease was attributed to the increase of loss on settlement of debt, offset by changes in fair value of Senior Secured Note and warrant liabilities.

Liquidity and Capital Resources

Funding Requirements and Going Concern

We have incurred operating losses since inception, including net losses of $13.3 million and $12.3 million for the six months ended June 30, 2026 and 2025, respectively. While we already have FDA-approved products that are generating commercial revenue, the business needs to scale up in order to offset a large, fixed overhead cost from our site in Tucson, Arizona. Moreover, we are also investing heavily in the development of updates and next generation devices; therefore, we expect to continue to incur significant expenses and operating losses for the foreseeable future. Furthermore, we expect to incur additional expenses with transitioning to, and operating as, a public company.

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

Sources of Liquidity

To date, we have funded our operations primarily with the proceeds from Series A-1 Preferred Stock, loans from related parties, convertible notes and cash received from, in exchange for shares of common stock, or loans payable from other investors. In September 2025, the Company consummated our Initial Public Offering.

In December 2025, the Company entered into a Securities Purchase Agreement pursuant to which the Company issued $15.0 million aggregate principal amount of Senior Secured Note due 2028, with the right to issue up to an additional $35.0 million in subsequent closings.

In May 2026, the Company completed the May 2026 Offering, in which it sold an aggregate (i) 333,333 shares of its Common Stock, or in lieu thereof, for certain purchasers, prefunded warrants, (ii) Series A Common Warrants to purchase up to 333,333 shares of common stock, and (iii) Series B Common Warrants to purchase up to 333,333 shares of common stock for a combined offering price of $15.0 per share for gross proceeds of $5.0 million. Net proceeds from the May 2026 Offering were $3.06 million after deduction of $0.94 million of offering costs with $1.0 million in a cashless transaction to settle the principal of the Company’s Senior Secured Note.

Cash Flows

The following table shows a summary of our cash flows (in thousands):

	Six Months Ended June 30,
	2026	2025
Net cash used in operating activities	$(5,152)	$(4,782)
Net cash used in investing activities	$(26)	$-
Net cash provided by (used in) financing activities	$(6,276)	$5,112

Net cash used in operating activities

Net cash used in operating activities of $5.2 million for the six months ended June 30, 2026, was primarily attributable to $ 13.3 million net loss, and $5.7 million net changes in fair value of the Senior Secured Note and warrant liability, offset by $9.3 million non-cash loss on settlement of debt,  $0.9 million increase in accounts payable and accrued expenses, $1.5 million in stock based compensation, a $0.5 million increase in the loss on warrant exchange, $0.6 million in provision for excess and obsolete inventory, $0.7 million in inventory, $0.2 million in prepaid and other current asset.

Net cash used in operating activities of $4.8 million for the six months ended June 30, 2025, was primarily attributable to $12.3 million net loss, offset by $2.5million in embedded derivative loss, $0.6 million in increased inventory, $2.4 million amortization of discount on debt issued, $0.2 million amortization of ROU asset, and $1.8 million increase in accounts payable and accrued expenses.

Net cash used in investing activities

Net cash used in investing activities was $0.03 million and $0 million for the six months ended June 30, 2026 and 2025, respectively.

Net cash provided by (used in) financing activities

Net cash used in financing activities was $6.3 million for the six months ended June 30, 2026, primarily consisting of repayment of $9.5 million of notes payable, $0.9 million of repayments of loans from related parties, and $0.03 million repayments of finance lease obligations, offset by $0.7 million of proceeds from related party loans, and $0.06 million of stock option exercise, $3.1 million of proceeds from issuance of Common stock and warrants.

Net cash provided by financing activities was $5.1 million for the six months ended June 30, 2025, which primarily consisted of net proceeds of $2.0 million from the issuance of convertible notes, $1.5 million from the issuance of common stock, and $1.6 million net of related party loans.

Off-Balance Sheet Arrangements

As of June 30, 2026 and December 31, 2025, we had no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, to allow timely decisions regarding required disclosure.

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our management, including our Chief Executive Officer and Chief Accounting Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based upon their evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were not effective due to the material weaknesses in internal control over financial reporting described below. Thus, there remains a reasonable possibility that a material misstatement of the Company’s interim financial statements will not be prevented or detected on a timely basis. This does not include an evaluation by the Company’s registered public accounting firm regarding the Company’s internal control over financial reporting.

Management’s evaluation was based on the following material weaknesses in our internal control over financial reporting which existed as of June 30, 2026, and which continue to exist:

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

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Accounting Officer, as appropriate, to enable timely decisions regarding required disclosures, and is recorded, processed, summarized, and reported within the time periods specified in the rules and forms promulgated by the SEC. Our management recognizes that any disclosure controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives, and there is no assurance that our disclosure controls and procedures will operate effectively under all circumstances.

Changes in Internal Control over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2026, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

PMI is subject from time to time to various claims, lawsuits, and other legal and administrative proceedings (including those described below). Some of these claims, lawsuits and other proceedings may involve highly complex issues that are subject to substantial uncertainties and could result in damages, fines and penalties, non-monetary sanctions, or other relief. The Company intends to recognize provisions for claims or pending litigation when it determines that an unfavorable outcome is probable, and the amount of loss can be reasonably estimated. Due to the inherent uncertain nature of litigation, the ultimate outcome or actual cost of settlement may materially vary from estimates. For additional information, see “Risk Factors – Litigation Related to Trading of Our Securities” in our annual report on Form 10-K, filed with the SEC on March 30, 2026.

On February 2, 2026, a putative securities class action captioned Louie v. Picard Medical, Inc., et al., Case No. 5:26-CV-01024, was filed in the United States District Court for the Northern District of California, San Jose Division. The complaint named PMI as a defendant, along with certain of its current and former officers and directors and other third parties, and purported to assert claims under Sections 10(b) and 20(a) of the Exchange Act and Rule 10b‑5 promulgated thereunder. On May 15, 2026, the Court appointed Roger Wiegley and Sobhy Abdelhady as Lead Plaintiffs (“Lead Plaintiffs”) and The Rosen Law Firm, P.A. as lead counsel.

On July 28, 2026, Lead Plaintiffs and Named Plaintiff Nicholas Boldery filed an Amended Complaint ("Amended Complaint"), dropping their claims under the Securities Exchange Act of 1934 (Sections 10(b) and 20 (a)) and instead alleging claims under Sections 11 and 15 of the Securities Act of 1933 concerning material omissions in the IPO registration statement regarding market structure or stock price manipulation risks.

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

On May 8, 2026, we received the NYSE Notice from the NYSE indicating we were no longer in compliance with the Section 1003(a)(ii) in the Company Guide since the Company reported stockholders’ equity of $3.8 million as of December 31, 2025, and had net losses in three of its four most recent fiscal years then ended (the "Stockholders' Equity Rule"). The Company timely submitted its Compliance Plan, advising of actions it has taken or will take to regain compliance with Section 1003(a)(ii) of the Guide by November 8, 2027. On July 22, 2026, PMI received a letter from the NYSE American stating that the PMI's Compliance Plan had been accepted. There can be no guarantee that the Company’s Compliance Plan or that the Company will meet requirements of its quarterly reviews and/or regain compliance by the November 8, 2027, deadline.

If the NYSE delists our common stock from trading on its exchange and we are not able to list such securities on another national securities exchange, we expect such securities could be quoted on an over-the-counter market. If this were to occur, we and our stockholders could face significant material adverse consequences including:

●	A limited availability of market quotations for our common stock;

●	Reduced liquidity for our common stock;

●	A limited amount of news and analyst coverage; and

●	A decreased ability to obtain additional financing in the future.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES

On May 5, 2026, the Company entered into a Warrant Issuance and Exchange Agreement wherein the existing HT Warrants were surrendered and exchanged for new warrants to purchase 200,000 shares of Common Stock at an exercise price of $17.50 per share, subject to certain adjustments as provided in the warrant agreement. The new warrants are exercisable at any time on or after the original issuance date and on or prior to 5:00 p.m. (New York City time) on the five-year anniversary of such date. The new warrants may be exercised by means of a “cashless exercise” at any time when there is no effective registration statement available for the resale of the shares underlying the new warrants.

.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

Exhibit No.	Description
1.1	Placement Agency Agreement, dated May 5, 2026, by and between the Company and the Placement Agent (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2026).
3.1	Certificate of Amendment, dated July 21, 2026 (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K, filed with the SEC on July 22, 2026).
4.1	Form of Series A Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2026).
4.2	Form of Series B Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2026).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2026).
4.4	Warrant to Purchase Shares of Common Stock, dated May 5, 2026 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2026).
4.5	Convertible Promissory Note, dated as of April 7, 2026, issued by the Company in favor of the Buyer (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2026).
10.1	Form of Purchase Agreement, dated May 5, 2026, by and among the Company. and the Purchasers named therein (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 11, 2026).
10.2	Warrant Issuance and Exchange Agreement, dated as of May 5, 2026, by and between Picard Medical, Inc. and the investor signatory thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on May 5, 2026).
10.3	Securities Purchase Agreement, dated April 7, 2026, by and between the Company and the Buyer (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 13, 2026).
31.1	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PICARD MEDICAL, INC.

By:	/s/ Richard Fang
Name:	Richard Fang
Title:	Interim Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Quarterly Report has been signed below by the following persons in the capacities and on the dates indicated.

Signature	Position	Date

/s/ Richard Fang	Interim Chief Executive Officer and Director	August 19, 2026
Richard Fang	(Principal Executive Officer)

/s/ Georgina Smith	Chief Accounting Officer	August 19, 2026
Georgina Smith	(Chief Accounting Officer and Principal Financial Officer)